Form 10QSB
period 1997-06-30
PEOPLES COMMUNITY CAPITAL CORP
filed 1997-08-19
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No.  333-25179

                      PEOPLE'S COMMUNITY CAPITAL CORPORATION
     (Exact Name of Small Business Issuer as Specified in its Charter)

          SOUTH CAROLINA                     58-2287073
     (State of Incorporation)      (I.R.S. Employer Identification No.)

           106 PARK AVENUE, S.W., AIKEN, SOUTH CAROLINA  29802
                  (Address of Principal Executive Offices)

                              (803) 641-2265
               (Issuer's Telephone Number, Including Area Code)


                              NOT APPLICABLE
       (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes  X   No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Ten shares of common stock, par value $.01 per share, were issued and outstanding as of August 15, 1997.

     Transitional Small Business Disclosure Format (check one):
                                                  Yes      No  X

                    PEOPLE'S COMMUNITY CAPITAL CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET


                                    ASSETS


                                             JUNE 30, 1997   MARCH 31, 1997
                                               UNAUDITED         AUDITED

Cash and cash equivalents                         $  4,669       $ 181,280
Property and equipment                             877,737               -
Organization costs                                  25,893          13,289
Deferred registration costs                         60,421          31,008
Purchase option                                          -           7,500
Deposits                                             8,600           7,500

     Total assets                                 $977,320       $ 240,577


                    LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES
     Note payable                                 $  725,000     $       -
     Accounts payable and miscellaneous accruals      17,771        13,260
     Accrued interest                                 14,345         1,704
     Due to organizers                               275,000       230,000

     Total liabilities                            $1,032,116     $ 244,964

SHAREHOLDER'S EQUITY
     Common stock, $.01 par value, 10,000,000
         shares authorized, 10 shares issued
         and outstanding                          $        -     $      -
     Additional paid-in-capital                       50,100       50,100
     Unearned compensation                           (30,000)     (45,000)
     Deficit accumulated during the development
         stage                                       (74,896)      (9,487)

     Total shareholder's equity                      (54,796)      (4,387)

     Total liabilities and shareholder's
         equity                                   $  977,320     $240,577


    The accompanying notes are an integral part of these financial statements.

                       PEOPLE'S COMMUNITY CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE ENTERPRISE)
                                STATEMENT OF INCOME
                                     UNAUDITED





                                        FOR THE THREE  FOR THE SIX
                                        MONTHS ENDED   MONTHS ENDED
                                        JUNE 30, 1997  JUNE 30, 1997

REVENUES
     Interest income                    $    1,131     $     1,351

     Total revenues                          1,131           1,351

EXPENSES
     Compensation                           41,086          46,086
     Office rent                             8,800          10,800
     Office expenses                         4,013           5,016
     Interest                               12,641          14,345

     Total expenses                         66,540          76,247

     Loss before income tax provision      (65,409)        (74,896)

PROVISION FOR INCOME TAXES                       -               -

NET LOSS                                $  (65,409)    $   (74,896)



     The accompanying notes are an integral part of these financial statements.

                       PEOPLE'S COMMUNITY CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30, 1997


                                                                 UNAUDITED

NET CASH USED FOR PRE-OPERATING ACTIVITIES
     Net loss                                                    $(74,896)
     Adjustments to reconcile net loss to net cash used
       by pre-operating activities
     Deferred compensation expense                                 20,000
     Changes in deferred and accrued amounts
         Organization costs                                       (24,393)
         Deferred registration costs                              (56,921)
         Deposits                                                  (8,600)
         Accounts payable and miscellaneous accruals               17,771
         Accrued interest                                          14,345

     Net cash used by pre-operating activities                   (112,694)

INVESTING ACTIVITIES
     Purchase of property and equipment                          (877,737)

         Net cash used for investing activities                  (877,737)

FINANCING ACTIVITIES
     Issuance of common stock                                         100
     Borrowings from organizers                                   235,000
     Proceeds from notes payable                                  725,000

     Net cash provided by financing activities                    960,100

     Net decrease in cash                                         (30,331)

CASH AND CASH EQUIVALENTS, JANUARY 1, 1997                         35,000

CASH AND CASH EQUIVALENTS, JUNE 30, 1997                         $  4,669



    The accompanying notes are an integral part of these financial statements.

                       PEOPLE'S COMMUNITY CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE ENTERPRISE)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

BUSINESS ACTIVITY AND ORGANIZATION

     People's Community Capital Corporation (the "Company") was incorporated on February 26, 1997, under the laws of the State of South Carolina for the purpose of operating as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended. The group of organizers initiated several financial transactions on behalf of the Company prior to the date of incorporation and as early as December 3, 1996, the date of inception.

     The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

     The Company authorized the issuance of 10,000,000 shares of common stock, $.01 par value per share. In addition to the above common stock, the Company also has the authority, exercisable by its Board of Directors, to issue up to 10,000,000 shares of preferred stock, $.01 par value per share.

     The Company filed a Registration Statement with the Securities and Exchange Commission to sell a maximum of 1,200,000 shares of its common stock at $10 per share, through a public offering. The Company will use a minimum of $6,000,000 and a maximum of $7,000,000 of the net proceeds of the offering to capitalize its proposed state banking subsidiary, People's Community Bank of South Carolina (the "Bank"). The Company will retain the balance of the proceeds and intends initially to invest it in United States government securities or as a deposit with the Bank. In the long-term, the Company will use these sums for working capital and other general corporate purposes, including payments of expenses of the Company and the provision of additional capital for the Bank, if necessary.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (Registration Number 333-25179) as filed with and declared effective by the Securities and Exchange Commission.


PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 333-25179) as filed with and declared effective by the Securities and Exchange Commission.

     The Company was organized on February 26, 1996. Since February 26, 1996 the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions (the "South Carolina Bank Board") for its application to charter its subsidiary bank, People's Community Bank of South Carolina (the "Bank"), and the pursuit of approvals from the Federal Deposit Insurance Corporation (the "FDIC") for its application for insurance of the deposits of the Bank. On July 7, 1997, the Company received preliminary approval from the South Carolina Bank Board to charter the Bank. The Company has also filed its application with the Federal Reserve to become a bank holding company.

     At June 30, 1997, the Company had total assets of $977,320, consisting principally of property and equipment of $877,737, deferred registration costs of $60,421, organization costs of $25,893, and cash of $4,669. The organizational costs related to the organization of the Company and the Bank have been capitalized and will be amortized over five years.

     The Company's liabilities at June 30, 1997, were $1,032,116, consisting of advances from the organizers of the Company and the Bank, who consist of the directors of the Company (the "Organizers"), of $275,000, a note payable to a nonaffiliated bank of $725,000, and accounts payable of $17,771. The note payable accrues interest at the prime rate. The Company had a shareholder's deficit of $54,796 at June 30, 1997.

     The Company had a net loss of $74,896 for the six months ended June 30, 1997. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the South Carolina Bank Board to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the South Carolina Bank Board and the FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various Organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because the Company is in the organizational stage, it has had no operations from which to generate revenues.

     The Company intends to devote the remainder of this fiscal year to conducting the offering, completing the organization of the Bank, and organizing and developing the other business activities of the Company. These organizational activities will include, with respect to the Bank, completing all required steps for final approval from the South Carolina Bank Board for the Bank to open for business, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening.
With respect to the Company, these activities include the pursuit of approval from the Federal Reserve Bank of Richmond and the South Carolina Bank Board for its applications seeking approval to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

     The Company has extended the offering of its Common Stock through
August 31, 1997, subject to the Company's right to terminate the offering earlier if it sells all of the shares of Common Stock it is offering pursuant to the Prospectus or if it otherwise determines such termination to be appropriate. The Company has also retained Interstate/Johnson Lane Corporation as its non-exclusive sales agent (the "Sales Agent") in connection with the
offering.   The Company has entered into a Sales Agency Agreement pursuant to which the Sales Agent will sell shares in the offering on behalf of the Company on a best efforts basis and will receive a commission of 7% of the proceeds of the shares sold by it.

     The Company has also established the People's Community Capital Corporation 401(k) Profit Sharing Plan for the benefit of all full-time employees of the Company or the Bank. A participant in the 401(k) Plan may contribute a portion of his or her compensation on a pre-tax basis under the 401(k) Plan, and the Company has the discretion to make matching contributions for each participant.

                                        PART II
                                   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

     (a)  Not applicable.

     (b)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to security holders for a vote during the three months ended June 30, 1997.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 333-25179).

          3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, File No. 333-25179).

          4.1 Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, File No. 333-25179).

          4.2 Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1, File No. 333-25179).

         10.1 Purchase and Sale Agreement dated March 20, 1997, by and between NationsBank National Association, as seller, and People's Community Capital Corporation, as purchaser (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-25179).

         10.2 Employment Agreement dated March 3, 1997, between the Company and Tommy B. Wessinger (incorporated by reference to Exhibit
               10.2 of the Registration Statement on Form S-1, File No. 333-25179).

         10.3 Employment Agreement dated March 3, 1997, by and between the Company and Alan J. George (incorporated by reference to Exhibit
               10.3 of the Registration Statement on Form S-1, File No. 333-25179).

         10.4 Escrow Agreement dated March 14, 1997, by and between The Bankers Bank and the Company (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, File No. 333-25179).

         10.5 Lease Agreement dated February 28, 1997, between the Company, as lessee, and Margaret Holley-Taylor, as lessor (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 333-25179).

         10.6  Form of Subscription Agreement (incorporated by reference to
               Exhibit 10.6 of the Registration Statement on Form S-1, File No. 333-25179).

         10.7 Negative Pledge Agreement dated as of May 19, 1997, between the Company and Carolina First Bank (incorporated by reference to
               Exhibit 10.7 of the Registration Statement on Form S-1, File No. 333-25179).

         10.8 Promissory Note dated May 19, 1997, issued by the Company to Carolina First Bank (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, File No. 333-25179).

         10.9 Sales Agency Agreement dated July 9, 1997 between the Company and Interstate/Johnson Lane Corporation.

         27.1  Financial Data Schedule (for electronic filing purposes).

     (b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PEOPLE'S COMMUNITY CAPITAL CORPORATION




Date:   August 13, 1997            By:  /s/ Tommy B. Wessinger
                                          Tommy B. Wessinger
                                        Chief Executive Officer

                                       EXHIBIT INDEX

EXHIBIT        DESCRIPTION

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, File No. 333-25179).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, File No. 333-25179).

4.1 Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1, File No. 333-25179).

4.2 Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1, File No. 333-25179).

10.1 Purchase and Sale Agreement dated March 20, 1997, by and between NationsBank National Association, as seller, and People's Community Capital Corporation, as purchaser (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-25179).

10.2 Employment Agreement dated March 3, 1997, between the Company and Tommy B. Wessinger (incorporated by reference to Exhibit
               10.2 of the Registration Statement on Form S-1, File No. 333-25179).

10.3 Employment Agreement dated March 3, 1997, by and between the Company and Alan J. George (incorporated by reference to Exhibit
               10.3 of the Registration Statement on Form S-1, File No. 333-25179).

10.4 Escrow Agreement dated March 14, 1997, by and between The Bankers Bank and the Company (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, File No. 333-25179).

10.5 Lease Agreement dated February 28, 1997, between the Company, as lessee, and Margaret Holley-Taylor, as lessor (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 333-25179).

10.6           Form of Subscription Agreement (incorporated by reference to
               Exhibit 10.6 of the Registration Statement on Form S-1, File No. 333-25179).

10.7 Negative Pledge Agreement dated as of May 19, 1997, between the Company and Carolina First Bank (incorporated by reference to
               Exhibit 10.7 of the Registration Statement on Form S-1, File No. 333-25179).

10.8 Promissory Note dated May 19, 1997, issued by the Company to Carolina First Bank (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, File No. 333-25179).

10.9 Sales Agency Agreement dated July 9, 1997, between the Company and Interstate/Johnson Lane Corporation.

27.1           Financial Data Schedule (for electronic filing purposes).