Form 10QSB/A
period 1997-06-30
PEOPLES COMMUNITY CAPITAL CORP
filed 1997-10-31
CIK 1037249

As filed with the Securities and Exchange Commission on October 29, 1997.
                           Registration No. 333-25179

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549
                           ____________________________

                          POST-EFFECTIVE AMENDMENT NO. 1
                                       to the
                                     FORM SB-2
                               REGISTRATION STATEMENT
                                        Under
                              THE SECURITIES ACT OF 1933
                           ____________________________

                       PEOPLE'S COMMUNITY CAPITAL CORPORATION
              (Exact name of registrant as specified in its charter)

         South Carolina                             6021
   (State or other jurisdiction               (Primary Standard
 of incorporation or organization)       Industrial Classification Code
                                                    Number)

                                   58-2287073
                        (I.R.S. Employer Identification No.)

                106 Park Avenue, SW, Aiken, South Carolina 29802
                                (803) 641-2265

       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                       ___________________________________

                               Tommy B. Wessinger
                            Chief Executive Officer
                              106 Park Avenue, SW
                          Aiken, South Carolina 29802
                                (803) 641-2265

   (Name, address, including zip code, and telephone number, including area code, of agent for service)
                       ___________________________________

        Copies of all communications, including copies of all communications sent to agent for service, should be sent to:



     Tommy B. Wessinger                      Neil A. Grayson, Esq.
     People's Community                      Nelson Mullins Riley &
     Capital Corporation                     Scarborough, LLP
     106 Park Avenue, SW                     999 Peachtree Street, NE
     Aiken, South Carolina 29802             Suite 1400, First Union Plaza
     Phone: (803) 641-2265                   Atlanta, Georgia 30309
     Facsimile: (803) 641-7555               Phone: (404) 817-6000
                                             Facsimile: (404) 817-6050


     If any of the securities being registered on this form are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, check the following box. [X]


The Registrant's offering was terminated on September 30, 1997. An aggregate of 993,162 shares of Common Stock were sold pursuant to the offering. The remaining 206,838 shares of Common Stock are hereby deregistered.

                              SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Post-Effective Amendment No. 1 to the Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aiken, State of South Carolina, on October 29, 1997.

                                        PEOPLE'S COMMUNITY CAPITAL CORPORATION


                                        By:   /s/ Tommy B. Wessinger

                                        Tommy B. Wessinger
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following in the capacities and on the dates indicated.


Signature                     Title                    Date


*
Raymond D. Brown*             Director                 October 29, 1997


*
W. Cothran Cambell            Director                 October 29, 1997


*
Alan J. George                President, Chief         October 29, 1997
                              Operating Officer,
                              and Director
*
Margaret Holley-Taylor        Director                 October 29, 1997


*
Anthony E. Jones              Director                 October 29, 1997


*
James D. McNair               Director                 October 29, 1997


*
Clark D. Moore, M.D.          Director                 October 29, 1997

               (Signatures continued from previous page)



*
Russell D. Phelon             Director                 October 29, 1997


*
Donald W. Thompson            Director                 October 29, 1997


*
John B. Tomarchio, M.D.       Director                 October 29, 1997


*
Tommy B. Wessinger            Chairman, Chief          October 29, 1997
                              Executive Officer



*By: /s/ Tommy B. Wessinger
     Tommy B. Wessinger
     Attorney-In-Fact