Form 10QSB
period 1997-09-30
PEOPLES COMMUNITY CAPITAL CORP
filed 1997-11-14
CIK 1037249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 for the quarterly period ended September 30, 1997

         Transition report under Section 13 or 15(d) of the Exchange Act
-----    For the transition period from                 to
                                        ---------------    ----------------

                          Commission File No. 333-25179

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

              SOUTH CAROLINA                            58-2287073
        (State of Incorporation)           (I.R.S. Employer Identification No.)

               106 PARK AVENUE, S.W., AIKEN, SOUTH CAROLINA 29801
                    (Address of Principal Executive Offices)

                                 (803) 641-0142
                (Issuer's Telephone Number, Including Area Code)


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
                                                               Yes  X   No
                                                                  -----    -----
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         993,162 shares of common stock, par value $.01 per share, were issued and outstanding as of September 30, 1997.

         Transitional Small Business Disclosure Format (check one):
                                                               Yes       No  X
                                                                   -----   -----

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENT
PEOPLE'S COMMUNITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEET


                                                             September 30, 1997
                                                                  (unaudited)
ASSETS
Cash and due from banks                                           $    722,983
Cash in transit from stock sales                                       327,200
Investments                                                          1,620,000
Federal funds sold                                                   8,170,000
Loans, net                                                              39,830
Property, at cost less accumulated depreciation                      1,578,859
Accured interest receivable                                                 37
Organization costs, net                                                 57,292
Other assets                                                             3,600
                                                                  ------------
TOTAL                                                             $ 12,519,801
                                                                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                          $  2,527,823
Accrued interest payable                                                   649
Accrued expenses and other liabilities                                 393,975
Total liabilities                                                 $  2,922,447
                                                                  ------------

Shareholders' Equity -                                            $      9,932
  Common stock - $.01 par value, authorized
    10,000,000 shares, issued 993,162 shares
Paid in capital                                                      9,921,688
Deferred registration costs                                           (186,355)
Retained earnings                                                     (147,911)
                                                                  ------------
Total shareholders' equity                                           9,597,354
                                                                  ------------
TOTAL                                                             $ 12,519,801
                                                                  ============

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENT
PEOPLE'S COMMUNITY CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                                             For the Nine      For the Three
                                                             Months Ended      Months Ended
                                                             September 30,     September 30,
                                                                 1997               1997
                                                             --------------    --------------
                                                               (Unaudited)       (Unaudited)
Interest Income:
      Loans                                                   $      37           $      37
      Federal funds sold                                         88,074              88,074
      Other                                                       1,362                  11
                                                              ---------           ---------
      Total interest income                                   $  89,473           $  88,122
                                                              ---------           ---------

Interest Expense:
      Deposits                                                $     902           $     902
      Total interest expense                                        902                 902
                                                              ---------           ---------
Net Interest Income                                           $  88,571           $  87,220

Provision for Possible Loan Losses                                    0                   0
                                                              ---------           ---------
Net Interest Income After Provision For Possible Loan         $  88,571           $  87,220
  Losses

Noninterest Income:
  Service charges                                             $      48           $      48
  Other                                                             405                 405
                                                                    453                 453
                                                              ---------           ---------
Subtotal                                                      $  89,024           $  87,673
                                                              ---------           ---------

Noninterest Expense:
  Salaries and employee benefits                              $ 107,287           $  61,201
  Occupancy, office and equipment                                22,296               6,480
  General operating                                              31,690              31,690
  Advertising/Marketing                                          30,147              30,147
  Consulting, legal and accounting fees                          34,204              34,204
  Other                                                          11,311              (3,034)
                                                              ---------           ---------
  Total noninterest expense                                   $ 236,935           $ 160,688
                                                              ---------           ---------

Income (Loss) Before Income Taxes                             $(147,911)          $ (73,015)

Provision for Income Taxes                                            0                   0
                                                              ---------           ---------
Net Income                                                    $(147,911)          $ (73,015)


PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENT
PEOPLE'S COMMUNITY CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                                             For the Nine-Months
                                                             Ended September 30,
                                                                   1997
                                                                (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                             $   (147,911)
  Adjustments to reconcile net loss to net cash
    Provided by operating activities:
Changes in deferred and accrued amounts:
      Accrued interest receivable                                        (37)
      Organization costs                                             (57,292)
      Other Assets                                                    (3,600)
      Accrued interest payable                                           649
      (Increase) decrease in accrued expense and                     393,975
        other liabilities

  Net cash provided by operating activities                     $    185,784

Cash flows from investing activities:
  Net (increase) decrease in federal funds sold and
        other liquid investments                                $ (9,790,000)
  Net (increase) in loans                                            (39,830)
  Net purchases of premises and equipment                         (1,578,859)

  Net cash used in investing activities                         $(11,408,689)

Cash flows from financing activities:
  Sale of stock, net of deferred registration costs             $  9,745,265
  Borrowings from organizers                                         240,000
   Repayment of borrowings from organizers                          (275,000)
   Net proceeds from note payable                                    775,000
   Repayment of note payable                                        (775,000)
   Net increase in deposits                                        2,527,823
  Net cash provided by financing activities                     $ 12,238,088

Net increase in cash and due from banks                         $  1,015,183
Cash, in transit, and due from banks at beginning of period           35,000

Cash, in transit, and due from banks at end of period           $  1,050,183

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


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

         The Company filed a Registration Statement with the Securities and Exchange Commission to sell a maximum of 1,200,000 shares of its common stock at $10 per share, through a public offering. The Company completed the offering on September 30, 1997, after selling 993,162 shares and raising $9,931,620. The Company used $6,000,000 of the net proceeds of the offering to capitalize its state banking subsidiary, People's Community Bank of South Carolina (the "Bank"). The Company will retain the balance of the proceeds and intends initially to invest it in United States government securities or as a deposit with the Bank. In the long-term, the Company will use these sums for working capital and other general corporate purposes, including payments of expenses of the Company and the provision of additional capital for the Bank, if necessary. The Bank opened for business on September 22, 1997.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (Registration Number 333-25179) as filed with and declared effective by the Securities and Exchange Commission.

         Until the Bank opened for business on September 22, 1997, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as the Company devoted substantially all its efforts to establishing a new business. When the Bank opened on September 22, 1997, certain reclassifications and adjustments were made to the financial statements and balance sheet to reflect that the Company is now accounted for as an operating company.

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

         The Company was organized on February 26, 1997. Since February 26, 1997 the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions (the "South Carolina Bank Board") for its application to charter its subsidiary bank, People's Community Bank of South Carolina (the "Bank"), and the pursuit of approvals from the Federal Deposit Insurance Corporation (the "FDIC") for its application for insurance of the deposits of the Bank. The Company completed the offering on September 30, 1997, after selling 993,162 shares and raising $9,931,620. The Bank opened for business on September 22, 1997.

         At September 30, 1997, the Company had total assets of $12,519,801, consisting principally of federal funds sold of $8,170,000, investments of $1,620,000, property, at cost less accumulated depreciation of $1,578,859, and cash of $772,983. The organizational costs related to the organization of the Company and the Bank have been capitalized and will be amortized over five years.

         The Company's liabilities at September 30, 1997, were $2,922,447, consisting of deposits, accrued expenses and other liabilities. The Company had shareholders' equity of $9,597,354 at September 30, 1997.

         The Company had a net loss of $147,911 for the nine months ended September 30, 1997. These losses resulted primarily from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the South Carolina Bank Board to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the South Carolina Bank Board and the FDIC in connection with the application process, the selling of the Company's common stock in the offering, meetings and discussions among various Organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because the Bank did not open until September 22, 1997, it has had minimal operations from which to generate revenues.

         The Bank generated in excess of $2.5 million in deposits between its opening date and September 30, 1997 and has placed the bulk ($8.2 million) of the funds it raised in the stock offering in federal funds sold until the Bank begins to generate loans. Since principal banking operations only commenced on September 22, 1997, a more detailed discussion of the Bank's results of operations is not meaningful.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended September 30, 1997.

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

                  10.9 Sales Agency Agreement dated July 9, 1997 between the Company and Interstate/Johnson Lane Corporation.

                  27.1 Financial Data Schedule (for electronic filing purposes).

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PEOPLE'S COMMUNITY CAPITAL CORPORATION




Date:   November 12, 1997            By:  /s/ Tommy B. Wessinger
                                          --------------------------------
                                              Tommy B. Wessinger
                                              Chief Executive Officer