Form 10KSB40
period 1997-12-31
PEOPLES COMMUNITY CAPITAL CORP
filed 1998-03-31
CIK 1037249

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
----     of 1934  For the fiscal year ended December 31, 1997

         OR

---- Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from ________ to ________

                          Commission file no. 333-25179

                      PEOPLES COMMUNITY CAPITAL CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           South Carolina                                        58-2287073
    --------------------------------                        --------------------
      (State or Other Jurisdiction                             (I.R.S. Employer
    of Incorporation or Organization)                        Identification No.)

       106A Park Avenue, S.W.                                         29801
         Aiken, South Carolina                                      ----------
----------------------------------------                            (Zip Code)
(Address of Principal Executive Offices)

                                 (803) 641-0142
                         ------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes  X     No
    ---      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's loss for its most recent fiscal year was $289,595. As of December 31, 1997, 993,162 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 26, 1998 was $7,023,553. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company's Board of Directors of $9.53 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         Transitional Small Business Disclosure Format. (Check one): Yes   No X
                                                                        --    --

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         People's Community Capital Corporation (the "Company") was incorporated in South Carolina on February 26, 1997 as a bank holding company to own and control all of the capital stock of People's Community Bank of South Carolina (the "Bank"). Organizing activities for the Company began in December 1996, consisting primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application, acquisition of physical facilities, and hiring of staff. On August 1, 1997, the Federal Deposit Insurance Corporation approved the Company's application for deposit insurance for the Bank, and on August 25, 1997, the South Carolina State Board of Financial Institutions approved the application of the Bank to become a state-chartered financial institution. The Board of Governors of the Federal Reserve approved the Company to be a bank holding company on September 9, 1997. The Bank began operations on September 22, 1997 at its main banking location in Aiken, South Carolina and began operations at its branch facility in North Augusta, South Carolina on September 24, 1997.

         The Company currently engages in no business other than owning and managing the Bank. The holding company structure can assist the Bank in maintaining its required capital ratios because, subject to compliance with Federal Reserve Board debt guidelines, the Company may borrow money and contribute the proceeds to the Bank as primary capital. Moreover, a holding company may engage in certain non-banking activities that the Federal Reserve Board has deemed to be closely related to banking. See "Supervision and Regulation."

LOCATION AND SERVICE AREA

         The Bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Aiken and North Augusta, South Carolina and the surrounding area. The Company's address is 106-A Park Avenue, S.W., Aiken, South Carolina 29801, the address of the Aiken main office is 1715 Whiskey Road, Aiken, South Carolina 29803, and the address of the North Augusta branch office is 518 Georgia Avenue, North Augusta, South Carolina. The Company's telephone number is (803) 641-0142. See "Facilities."

         The primary service area of the Bank is Aiken County, with primary focus centering on the county's two largest cities, Aiken and North Augusta. Aiken County is one of South Carolina's largest counties geographically. It is located in the midwestern portion of the state with its western border being the Savannah River. Aiken County is centered between the mountains to the north and the coast to the south, approximately one hour from Columbia and three hours from Atlanta.

         According to the 1990 census, the population of the county of Aiken was 120,940, with an estimated increase through 1996 of 12.2% to 135,640. The population is projected to increase another 6.9% to 144,952 by 2001, according to National Decision Systems data. It is estimated that over 70% of the total population of the county is concentrated in and surrounding the cities of North Augusta and Aiken where the offices of the Bank are located.

         Over 70 different companies have manufacturing or industrial facilities in Aiken county, including Savannah River Site, the largest employer in the county, which is operated by Westinghouse Corporation for the Department of

Energy. The 1996 estimated average household income in the county was $49,063, with 15.2% of the households having income in excess of $50,000.

MARKETING FOCUS

         Most of the banks in the Aiken County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Aiken County area, the Company believes that there is a void in the community banking market in the Aiken County area and believes that the Bank can successfully fill this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals. The Bank advertises to emphasize the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition.

DEPOSITS

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Aiken County area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

LENDING ACTIVITIES

         General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

         Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Aiken County area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank occasionally must charge a lower interest rate to attract borrowers. See "Competition." The Bank also originates loans for sale into the secondary market. The Bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Aiken County area, especially the tourist economy. The well-established banks in the Aiken County area will make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 48 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire fifteen years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans is the established banks in the Aiken County area.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit. The Bank has established a Board loan committee that must approve any loan over the Chief Executive Officer's lending limit. The Bank does not make any loans to directors, officers, or employees of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank (excluding consumer loans less than $20,000 which are available at employee rates).

         Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit. This limit will increase or decrease as the Bank's capital increases or decreases. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other anticipated bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout South Carolina and other regions. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank. The Bank does not plan to exercise trust powers during its initial years of operation.

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Aiken County area and elsewhere. As of December 31, 1997, there were four commercial banks (none of which are headquartered in Aiken County), two savings banks, and two credit unions operating in Aiken County. A number of these competitors are well established in the Aiken County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not expect to provide or will not provide initially. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

EMPLOYEES

         The Bank has approximately 20 full-time employees. The Company does not have any employees other than its officers, none of whom will initially receive any remuneration for their services to the Company.

                           SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

THE COMPANY

         Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 (the "BHCA") and The South Carolina Bank Holding Company Act (the "South Carolina Act"). The activities of the Company are also governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

         The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and will be required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing, or controlling banks; furnishing services to or performing services for its subsidiaries; and engaging in other activities that the Federal Reserve determines to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company is required to do with respect to the Common Stock because it has more than 500 shareholders of record) or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company will be able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below in "The Bank--Dividends"). The Company will also be able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         Glass-Steagall Act. The Company will also be restricted in its activities by the provisions of the Glass-Steagall Act, which will prohibit the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

         South Carolina Act. As a bank holding company registered under the South Carolina Act, the Company is subject to regulation by the South Carolina Bank Board. Consequently, the Company must receive the approval of the South Carolina Bank Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company must also file with the South Carolina Bank Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

THE BANK

         General. The Bank operates as a state bank incorporated under the laws of the United States and subject to examination by the South Carolina Bank Board. The South Carolina Bank Board and the Federal Reserve regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The South Carolina Bank Board require the Bank to maintain certain capital ratios and impose limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the South Carolina Bank Board to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the South Carolina Bank Board.

         Under FDICIA, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

         Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board thirty days prior notice of the appointment of any senior executive officer or director. Within the thirty day period, the Federal Reserve Board may approve or disapprove any such appointment. The Company will meet the criteria which triggers this additional approval during the first two years after it is registered.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF have increased. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separates, effective January 1, 1997, the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

         Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. The Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The Bank must also obtain approval from the South Carolina Bank Board prior to the payment of any dividends to the Company. In addition, under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

         Branching. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the South Carolina Bank Board. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by banks if allowed by state law. See "Recent Legislative Developments."

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution's primary federal regulator (this is the FDIC for the Bank) shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL REGULATIONS

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either entity will be subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, the Board of Directors expects the Bank to qualify as "well-capitalized."

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         Effective January 1, 1997, the FDIC amended the risk-based capital standards to incorporate a measure for market risk to cover all positions located in a institution's trading account, and foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank or bank holding company with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the Bank does not have any plans to engage in trading, foreign exchange or commodity position activities, the rule is not expected to have an effect on the required Bank capital levels. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

ENFORCEMENT POWERS

         FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, and independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease-and-desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

RECENT LEGISLATIVE DEVELOPMENTS

         In the 1994 legislative session, South Carolina amended its bank holding act to allow nationwide interstate banking beginning in 1996. The Interstate Banking Act, passed by Congress in 1994, which allows unrestricted interstate bank mergers, unrestricted interstate acquisition of banks by bank holding companies, and interstate de novo branching by banks. As a result of this legislation, the number of competitors in the Company's market may increase. However, the Company believes it can compete effectively in the market and that the legislation will not have a material adverse impact on the Company or the Bank. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

         The earnings of the Bank will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTY

         Aiken Office. The Aiken main office is located at 1715 Whiskey Road, Aiken, South Carolina 29803. It is a 2,600 square foot facility with 28 customer parking spaces, five teller stations, and five drive-through banking stations. The Aiken main office provides automated teller services to its customers.

         North Augusta Office. The North Augusta branch office is located at 518 Georgia Avenue in North Augusta, South Carolina, approximately 15 miles from Aiken, South Carolina, in the downtown business district of North Augusta. It is a 3,600 square foot facility with 22 customer parking spaces, five teller stations, which may be expanded to 10 stations to accommodate the location's needs for expansion, if necessary, and a 338 square foot drive-through banking facility with four drive-through banking stations. The North Augusta location offers automated teller services to its customers.

         Executive Office. The Company's main offices are located at 106-A Park Avenue, S.W., Aiken, South Carolina 29801. The Bank does not make loans or accept deposits at this office, which has approximately 10,000 square feet and serves as the Company's headquarters.

         The Company believes that the facilities will adequately serve the Bank's needs for its first several years of operation.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's stock trades under the symbol "PPLM" on the Small Cap Over-the Counter Market. Trading and quotations of the common stock have been limited and sporadic. Management is not aware of the prices at which all shares of stock have been traded. The ranges of prices known to management are $10.50 to $11.00. As of December 31, 1997, there were approximately 900 shareholders of record.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

         (b) Pursuant to Commission Rule 463, the Company is obligated to report on the use of proceeds from its initial public offering (the "Offering"). The information provided below is given as of December 31, 1997.

                  (1) The Company's registration statement on Form SB-2 (File No. 333-25179) was declared effective by the Commission on May 23, 1997.

                  (2)  The Offering commenced on May 23, 1997.

                  (3) The Offering did not terminate before any securities were sold.

                  (4)
                           (i) The Offering terminated in September, 1997, before the sale of all securities registered.

                           (ii) There was no managing underwriter of the Offering.

                           (iii) Common Stock was the only class of securities
                                 registered in the Offering.

                           (iv)  1,200,000 shares ($12,000,000) of Common Stock
                                 was registered, of which 993,162 shares
                                 ($9,931,620) were sold.

                           (v) An estimate of the amount of expenses incurred by the Company in connection with the issuance and distribution of the Common Stock registered is $183,630. Such expenses have been paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.

                           (vi) The net proceeds to the Company after deducting the total expenses described above were $9,747,990.

                           (vii) Through December 31, 1997, $3,744,402 of the
                                 net proceeds of the Offering were invested in cash, investments, property and equipment; $6,000,000 was invested in the Company's bank subsidiary; and $17,441 was invested in other assets. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities and affiliates of the Company.

                           (viii)The use of proceeds described above does not
                                 represent a material change from the use of proceeds disclosed in the prospectus for the Offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of People's Community Capital Corporation. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information in this report.

OVERVIEW

         People's Community Capital Corporation (the Company) was incorporated in South Carolina on February 26, 1997 as a bank holding company to own and control all of the capital stock of People's Community Bank of South Carolina (the Bank). Organizing activities for the Company began in December 1996, consisting primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application, acquisition of physical facilities, and hiring of staff. On August 1, 1997, the Federal Deposit Insurance Corporation approved the Company's application for deposit insurance for the Bank, and on August 25, 1997, the South Carolina State Board of Financial Institutions approved the application of the Bank to become a state-chartered financial institution. The Board of Governors of the Federal Reserve approved the Company to be a bank holding company on September 9, 1997. The Bank began operations on September 22, 1997 at its main banking location in Aiken, South Carolina and began operations at its branch facility in North Augusta, South Carolina on September 24, 1997.

RESULTS OF OPERATIONS

         At December 31, 1997, the end of the first partial year of operations, the Company had total assets of $21,270,967, which consisted of cash and due from banks of $625,785, federal funds sold of $9,240,000, securities and short-term investments of $5,629,838, net loans of $3,889,163, property and equipment of $1,607,802, and other assets of $278,379. The Company's liabilities at year-end were $11,705,622 in deposits and $104,739 in other liabilities. Stockholders' equity at December 31, 1997 was $9,460,606.

         The Company's net loss for the period ended December 31, 1997 was $289,595, after taking into account a net income tax benefit of $149,963. Staffing at the Bank was at a full-service level since the first part of September for training in preparation of the Bank's opening on September 22, 1997, and other non-interest expenses were incurred in operating the Bank.

         Net interest income of $245,942 was earned for the period and offset non-interest expense partially. Interest income was $326,757 and interest expense was $80,815 as the Bank recorded its first interest-earning assets and liabilities. The majority of the interest income was earned on securities and federal funds sold for a total of $274,448.

         The provision for loan loss reserves was established at $60,000 at December 31, 1997, reflecting management's estimate of the amount necessary to adequately reflect possible loan losses. The Company's allowance for loan losses as a percentage of its year-end loans was 1.52%. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The Company had no non-performing loans or net charge-offs in 1997.

         Non-interest income in 1997 was $9,504, representing service charges on deposit accounts of $3,260 and other fee income of $6,244. Non-interest expense was $635,004, consisting of $350,028 of salaries and employee benefits incurred during the initial start-up phase of the Company and the Bank through year-end, and other expenses relating to the operation of the Company and Bank.

NET INTEREST INCOME

         Earnings are dependent on net interest income to be the primary source of revenue. Net interest income is the difference between income on interest-earning assets and expense on interest-bearing liabilities. Interest rate spread, or margin, is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. Net interest margin is net interest income divided by average interest-earning assets.

AVERAGE BALANCES, YIELDS AND RATE

         The following table sets forth, for the period February 26, 1997 through December 31, 1997, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets, on an annualized basis.

                                               Average      Income/       Yield/
                                               Balance      Expense        Rate
                                               -------      -------        ----
ASSETS:
Federal funds sold                           $4,226,102    $238,728        5.65%
Investment securities                           579,850      35,720        6.16%
Loans                                           490,257      52,309       10.67%
                                             ----------    --------       -----
Total earning assets                          5,296,209     326,757        6.17%
                                             ----------    --------       -----
All other assets                                780,259
                                             ----------
Total assets                                 $6,076,468
                                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits                    $1,704,932    $ 80,815        4.74%
                                                           --------
Non-interest bearing deposits                   317,492
Other liabilities                               309,172
Shareholders' equity                          3,744,872
                                             ----------
Total liabilities and shareholders' equity   $6,076,468
                                             ==========
Net interest income/ margin                                $245,942        1.43%
                                                           ========

Net yield on earning assets                                                4.64%

         As shown above, the average yield on earning assets was 6.17%, while the average cost of funds was 4.74% for a net interest margin of 1.43%. The net yield as a percentage of interest-earning assets was 4.64%. The average balances above were calculated on an annualized basis, even though the Company and the Bank were not in operations for the entire year. Income on loans includes loan fees that amounted to $8,027. Interest expense of $17,307 was incurred on short-term borrowings, but was capitalized into property and equipment. See the section in this discussion relating to short-term borrowings.

RATE/VOLUME ANALYSIS

         Net interest income can be analyzed in terms of the impact of changing rates and changing volume. As this was the first period of operations for the Company, all interest income and expense is attributable to volume and therefore the Company has omitted the table analyzing the changes in net interest income as it would not be meaningful.

LIQUIDITY AND RATE SENSITIVITY

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

         Primary sources of liquidity for the Company are a stable base of deposits, scheduled repayments on the Company's loans, and interest and maturities on its investments. All securities of the Company have been classified as available-for-sale. If necessary, the Company might sell a portion of its investment securities in connection with the management of its interest sensitivity gap or to manage liquidity. The Company may also utilize its cash and due from banks and federal funds sold to meet liquidity needs. Additionally, the Company has an unsecured line of credit with its correspondent bank in the amount of $1,800,000, on which no borrowings have been drawn, that can be utilized if needed. The Company believes that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near future.

         The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive.

         Because the Bank has only been open since September 1997 and not yet generated a substantial amount of loans, the Company is currently asset sensitive over all time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

INTEREST RATE SENSITIVITY ANALYSIS

         The following table presents the Company's rate sensitivity at each of the time intervals indicated as of December 31, 1997. The table may not be indicative of the Company's rate sensitivity position at other points in time.

                                       Within        After three but     After one but        After
                                       three          within twelve       within five         five
                                       months            months             years             years           Total
                                       ------            ------             -----             -----           -----
                                                                 (Dollars in Thousands)
                                      ------------------------------------------------------------------------------
Interest-earning assets:
  Federal funds sold                 $  9,240           $    --           $      --       $      --          $ 9,240
  Investment securities                   627                --               5,003              --            5,630
  Loans                                   851               363               2,154             581            3,949
                                     --------           -------           ---------       ---------           ------
Total earning assets                 $ 10,718           $   363           $   7,157       $     581          $18,819

Interest-bearing liabilities:
  Money market and NOW               $  6,400           $    --           $      --       $      --          $ 6,400
  Regular savings                          81                --           ---------       ---------               81
  Time deposits                           247             1,396               1,627              --            3,270
                                     --------           -------           ---------       ---------           ------
Total interest-bearing               $  6,728           $ 1,396           $   1,627       $      --          $ 9,751
liabilities

Period gap                           $  3,990           $(1,033)          $   5,530       $     581          $ 9,068
Cumulative gap                       $  3,990           $ 2,957           $   8,487       $   9,068          $ 9,068

Ratio of cumulative gap to
total earning assets                    21.20%            15.71%              45.10%          48.18%

LOAN PORTFOLIO

         Since loans typically provide higher interest yields than do other types of earning assets, it is the intent of the Company to channel a substantial percentage of its earning 1997, that category had not grown substantially as a percentage of total earning assets at the end of the year. Average loans, on an annualized basis, were $490,257 for 1997. Total loans outstanding at December 31, 1997 were $3,949,163 before allowance for loan losses.

         The following table summarizes the composition of the loan portfolio at December 31, 1997: assets into the loans category. However, since the Bank only commenced operations in late September

                                                                                      Percent
                                                              Amount                  of total
                                                              ------                  --------
Commercial                                                    $  498,293               12.62%
Real estate - construction                                        88,547                2.24%
Real estate - mortgage                                         3,066,877               77.66%
Consumer and other                                               295,446                7.48%
                                                                                      ------
Total loans                                                   $3,949,163              100.00%
                                                                                      ======
Allowance for loan loss                                          (60,000)
                                                              ----------
Total net loans                                               $3,889,163
                                                              ==========

         The principal component of the Company's loan portfolio at year-end was mortgage loans, which represented 77.66% of the portfolio. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES:

         The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

         The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at December 31, 1997:

                                              One year           After one but           After
                                              or less          within five years       five years            Total
                                              -------          -----------------       ----------            ----
Commercial                                    $222,909             $  275,384           $        --      $  498,293
Real estate - construction                      17,149                 71,398                    --          88,547
Real estate - mortgage                         184,068              1,713,181             1,169,628       3,066,877
Consumer and other                              44,943                216,501                34,002         295,446
                                              --------             ----------           -----------       ---------

Total                                         $469,069             $2,276,464           $ 1,203,630      $3,949,163

Loans maturing after one year with:

Fixed interest rates                                                                                     $2,734,686
Floating interest rates                                                                                  $  745,408

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems. Management's judgment as to the adequacy of the allowance is based on a number of assumptions about future events, which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

         Additions to the allowance for loan losses, which are expenses to the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

         At December 31, 1997, the allowance for loan losses was $60,000, or 1.52% of outstanding loans of $3,949,163. The Bank has not charged off any loans since commencing operations. There were no non-accrual or non-performing loans at December 31, 1997, nor any loans delinquent more than 90 days. The provision for loan losses was made primarily as a result of management's assessment of general loan loss risk as the Bank recorded its first loans.

INVESTMENT PORTFOLIO

         At December 31, 1997, the investment securities portfolio represented approximately 30% of the Company's earning assets at $5,629,838. The Company was invested in U.S. Government agency securities with a fair value of $5,003,229 and an amortized cost of $4,999,554, for an unrealized gain of $2,211, net of income taxes. The Company also invested in commercial paper of a bank in the amount of $626,609.

         Contractual maturities and yields on the Company's investments (all available for sale) at December 31, 1997 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                               After one but
                                    Within                      within five
                                    one year         Yield          years         Yield         Total           Yield
                                    --------         -----     -------------      -----         -----          ------
U.S. Government agencies            $     --           --       $5,003,229        6.35%       $5,003,229          6.35%
Other                                626,609         6.25%              --          --           626,609          6.25%
                                    --------                    ----------                    ----------

Total                               $626,609         6.25%      $5,003,229        6.35%       $5,629,838          6.34%

         At December 31, 1997, short-term investments comprised the largest portion of total earning assets at $9,240,000. These funds were invested in Federal funds sold on an overnight basis. As the Bank continues to grow, it is expected that there will be a shift from overnight investments into the loan portfolio, primarily, and into the investment securities portfolio, secondarily.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         As of December 31, 1997, deposits were the only component of interest-bearing liabilities. Average total deposits were $2,022,424 and average interest-bearing deposits were $1,704,932 in 1997, on an annualized basis. The following is a table of deposits by category at year-end.

                                               Average                        Average
                                               Amount           Percent        Amount           Percent      Rate Paid
Demand deposit accounts                     $ 1,954,224          16.69%     $  317,492           15.70%          --
NOW accounts                                  2,568,736          21.94%        363,569           17.98%        1.93%
Money market accounts                         3,831,221          32.73%        777,311           38.43%        5.34%
Savings accounts                                 81,536             70%         14,297              71%        2.40%
Time deposits less than $100,000              1,838,533          15.71%        379,217           18.75%        5.75%
Time deposits of $100,000 or more             1,431,372          12.23%        170,538            8.43%        5.90%
                                            -----------         ------      ----------          ------

Total deposits                              $11,705,622         100.00%     $2,022,424          100.00%
                                            ===========         ======      ==========          ======

         Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $10,274,250 at December 31, 1997. The Company's loan-to-deposit ratio was 33.22% at year-end. The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 1997 is as follows:

         Three months or less                                      $  101,362
         Over three through six months                                400,452
         Over six through twelve months                               100,000
         Over twelve months                                           829,558
                                                                   ----------
         Total                                                     $1,431,372
                                                                   ==========

SHORT-TERM BORROWINGS

         At December 31, 1997, the Company had no outstanding balances under short-term borrowings. During 1997, the Company had a line of credit with a bank that was used to finance the purchase of the Bank's land and buildings. The maximum amount of borrowings outstanding at any month end was $775,000 at July 31, 1997. The average rate paid on the short-term borrowings was 7.5%, and the interest expense was capitalized to the property purchased.

         The Company also has an unsecured line of credit available on a one to fourteen day basis with a bank for $1,800,000. No borrowings have been made from this line as of December 31, 1997.

RETURN ON EQUITY AND ASSETS

         The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for 1997. Since its inception, the Company has not paid cash dividends.

                           Return on average assets  (4.76%)
                           Return on average equity  (7.73%)
                           Equity to assets ratio             61.63%

CAPITAL ADEQUACY

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because the Company has less than $150 million in assets, it is not currently subject to these rules. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines, the Bank must meet specific capital ratios that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The following chart reflects the leverage and risk-based regulatory capital ratios of the Bank at December 31, 1997.

RISK-BASED CAPITAL RATIOS

                                            Required                                      Actual
                                             Amount %          Amount %                     %
                                            ---------          --------                   ------
Tier 1 capital                              $317,700           4.00%      $5,560,000      70.00%
Total capital                               $633,200           8.00%      $5,620,000      71.00%
Tier 1 leverage ratio                       $547,800           4.00%      $5,560,000      40.60%

         A condition of the original offering was that a minimum of 610,000 shares of common stock, par value $.01 per share be subscribed to and fully paid for. There were a total of 993,162 shares sold during the offering period with gross proceeds after offering expenses of $9,747,990. Of the proceeds, $6,000,000 was used to capitalize the Bank. The Company believes that this amount is sufficient to fund the activities of the Bank in its initial stages of operations and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis. The remaining offering proceeds were retained in the Company to provide additional capital for investment in the Bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future.

         As of December 31, 1997, there were no significant commitments outstanding for capital expenditures.

IMPACT OF INFLATION AND CHANGING PRICES

         The effect of relative purchasing power over time due to inflation has not been taken into effect in the financial statements of the Company. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

         Since most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on the Company's performance than will the effect of changing prices and inflation in general. Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years that began after December 15, 1995. SFAS 123 recommends that companies account for stock compensation on a fair value based method which requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As an alternative, companies may continue to record compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. However, if a company elects this method, it must include in the financial statements certain disclosures, which reflect proforma amounts as if the fair value method had been used. Accordingly, necessary disclosures were made in the consolidated financial statements.

INDUSTRY DEVELOPMENTS

                  From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

FORWARD LOOKING AND TREND INFORMATION

         Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Company will generally rely on software and hardware developed by independent third parties to provide the information systems used by the Company and the Bank. The Company intends to seek assurances about the Year 2000 compliance with respect to any third party hardware or software system it intends to use. The Company also believes that its internal systems and software and the network connections it will maintain will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company will incur significant costs in connection with the Year 2000 issue. Nevertheless, there can be no assurances that all hardware and software that the Company uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Further, the business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in solving Year 2000 issues could negatively affect such customer's ability to repay any loans which the Bank may have extended. Therefore, even if the Company and the Bank do not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations. The management of the Company is not aware of any trends or events other than those included in this discussion that are likely to have a material effect on the Company's capital resources, liquidity, or operations. Also, no known factors regarding regulatory matters are expected to effect the overall operating results of the Company.

ITEM 7.  FINANCIAL STATEMENTS



                               PEOPLE'S COMMUNITY
                               CAPITAL CORPORATION

                                    REPORT ON
                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE PERIOD FEBRUARY 26, 1997 (INCEPTION)
                              TO DECEMBER 31, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Directors
People's Community Capital Corporation
Aiken, South Carolina

              We have audited the accompanying consolidated balance sheet of People's Community Capital Corporation as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the period from February 26, 1997 (inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

              We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of People's Community Capital Corporation as of December 31, 1997, and the consolidated results of their operations and their cash flows for the period from February 26, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.


                                                Very truly yours,

                                                ELLIOTT, DAVIS & COMPANY, L.L.P.

January 23, 1998

PEOPLE'S COMMUNITY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

                                     ASSETS

CASH AND DUE FROM BANKS                                                                          $   625,785

FEDERAL FUNDS SOLD                                                                                 9,240,000

SECURITIES
    Available for sale                                                                             5,629,838

LOANS RECEIVABLE - NET                                                                             3,889,163

PROPERTIES AND EQUIPMENT                                                                           1,607,802

ACCRUED INTEREST RECEIVABLE                                                                           45,769

OTHER ASSETS                                                                                         232,610

       Total assets                                                                              $21,270,967
                                                                                                 ===========



                                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Non-interest bearing                                                                         $ 1,954,224
    Interest bearing                                                                               9,751,398
                                                                                                 -----------
       Total deposits                                                                             11,705,622
ACCRUED INTEREST PAYABLE                                                                              21,362

ACCRUED EXPENSES AND OTHER LIABILITIES                                                                83,377
                                                                                                 -----------
       Total liabilities                                                                          11,810,361

COMMITMENTS AND CONTINGENCIES - NOTES 13 AND 14

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; 10,000,000 shares authorized, 993,162 shares issued                  9,932
    Additional paid-in capital                                                                     9,738,058
    Retained earnings (deficit)                                                                     (289,595)
    Net unrealized gain on securities available for sale - net of income taxes                         2,211
                                                                                                 -----------
       Total stockholders' equity                                                                  9,460,606

       Total liabilities and stockholders' equity                                                $21,270,967
                                                                                                 ===========



         The accompanying notes are an integral part of these consolidated financial statements.

PEOPLE'S COMMUNITY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
        FOR THE PERIOD FEBRUARY 26, 1997 (INCEPTION) TO DECEMBER 31, 1997

INTEREST INCOME
    Loans                                                                                        $    52,309
    Securities                                                                                        35,720
    Federal funds sold                                                                               238,728
                                                                                                 -----------
          Total interest income                                                                      326,757
                                                                                                 -----------
INTEREST EXPENSE
    Deposits                                                                                          80,815
                                                                                                 -----------
          Total interest expense                                                                      80,815
                                                                                                 -----------
          Net interest income                                                                        245,942

PROVISION FOR LOAN LOSSES                                                                             60,000
                                                                                                 -----------
          Net interest income after provision for loan losses                                        185,942
                                                                                                 -----------

NON-INTEREST INCOME
    Service charges on deposit accounts                                                                3,260
    Other income                                                                                       6,244
                                                                                                 -----------
          Total non-interest income                                                                    9,504
                                                                                                 -----------
NON-INTEREST EXPENSES
    Salaries and employee benefits                                                                   350,028
    Occupancy and equipment expense                                                                   74,594
    Consulting and professional fees                                                                  63,216
    Customer related expenses                                                                         16,869
    General operating expenses                                                                        89,408
    Other expense                                                                                     40,889
                                                                                                 -----------
          Total non-interest expenses                                                                635,004
                                                                                                 -----------
          Loss before income taxes                                                                  (439,558)

INCOME TAX BENEFITS                                                                                 (149,963)
                                                                                                 -----------
NET LOSS                                                                                         $  (289,595)
                                                                                                 ===========
NET LOSS PER SHARE OF COMMON STOCK                                                               $      (.29)
                                                                                                 ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                                  993,162
                                                                                                 ===========

         The accompanying notes are an integral part of these consolidated financial statements.

PEOPLE'S COMMUNITY CAPITAL CORPORATION
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FEBRUARY 26, 1997 (INCEPTION) TO DECEMBER 31, 1997

                                                                                      RETAINED      NET UNREALIZED         TOTAL
                                                           COMMON     ADDITIONAL      EARNINGS    GAIN ON SECURITIES   STOCKHOLDERS
                                              SHARES        STOCK    PAID-IN-CAPITAL  (DEFICIT)   AVAILABLE FOR SALE      EQUITY
                                              ------        -----    ---------------  ---------   ------------------   ------------
BALANCE, FEBRUARY 26, 1997                         --      $   --     $       --      $      --      $   --             $        --
     Common stock issued                      993,162       9,932      9,738,058             --          --               9,747,990
     Net loss                                      --          --             --       (289,595)         --                (289,595)
     Net change in unrealized gain on
        securities available for sale -
        net of income taxes                        --          --             --             --       2,211                   2,211
                                              -------      ------     ----------      ---------      ------             -----------

BALANCE, DECEMBER 31, 1997                    993,162      $9,932     $9,738,058      $(289,595)     $2,211             $ 9,460,606
                                              =======      ======     ==========      =========      ======             ===========








        The accompanying notes are an integral part of these consolidated financial statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD FEBRUARY 26, 1997 (INCEPTION) TO DECEMBER 31, 1997

OPERATING ACTIVITIES
    Net loss                                                                                     $  (289,595)
    Adjustments to reconcile net loss to net cash used for operating activities
       Depreciation and amortization                                                                  23,103
       Provision for loan losses                                                                      60,000
       Deferred income taxes                                                                        (150,656)
       Changes in deferred and accrued amounts
          Other assets and accrued interest receivable                                              (130,588)
          Accrued expenses, accrued interest payable and other liabilities                           104,838

              Net cash used for operating activities                                                (382,898)
                                                                                                 -----------

INVESTING ACTIVITIES
    Activity in available for sale securities
       Purchases                                                                                  (5,627,627)
    Purchases of properties and equipment                                                         (1,628,038)
    Net increase in loans                                                                         (3,949,164)
    Net increase in federal funds sold                                                            (9,240,000)
                                                                                                 -----------
              Net cash used for investing activities                                             (20,444,829)
                                                                                                 -----------

FINANCING ACTIVITIES
    Net increase in deposits                                                                      11,705,622
    Proceeds from issuance of common stock - net of costs                                          9,747,990
    Non-interest bearing borrowings from organizers                                                  240,000
    Repayment of non-interest bearing borrowings from organizers                                    (275,000)
    Net proceeds from note payable                                                                   775,000
    Repayment of note payable                                                                       (775,000)
    Development stage enterprise stock purchased                                                        (100)
                                                                                                 -----------
              Net cash provided by financing activities                                           21,418,512
              Net increase in cash and due from banks                                                590,785

CASH AND DUE FROM BANKS, FEBRUARY 26, 1997                                                            35,000
                                                                                                 -----------

CASH AND DUE FROM BANKS, DECEMBER 31, 1997                                                       $   625,785
                                                                                                 ===========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for
       Interest                                                                                  $    59,453
                                                                                                 ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY AND ORGANIZATION
       People's Community Capital Corporation (the "Corporation"), was incorporated on February 26, 1997, under the laws of the State of South Carolina for the purpose of operating as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The group of organizers initiated several financial transactions on behalf of the company prior to the date of incorporation.

       The Corporation is a bank holding company whose subsidiary, People's Community Bank of South Carolina, is primarily engaged in the business of accepting savings and demand deposits insured by The Federal Deposit Insurance Corporation, and providing mortgage, consumer and commercial loans to the general public.

PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of People's Community Capital Corporation and its wholly-owned subsidiary, People's Community Bank of South Carolina ("the Bank"). References are made interchangeably in the following notes to the Corporation and the Bank. All significant intercompany balances and transactions have been eliminated.

CONCENTRATIONS OF CREDIT RISK
       The Corporation, through its subsidiary, makes loans to individuals and small businesses located primarily in Aiken County, South Carolina for various personal and commercial purposes. The subsidiary has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

     CASH EQUIVALENTS
       For the purposes of reporting cash flows, the Corporation considers all liquid nonequity investments with an original maturity of three months or less to be cash equivalents. For the purpose of the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks".

     ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     SECURITIES
       Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. There were no "held to maturity" securities at December 31, 1997. Securities that may be sold prior to maturity for asset/liability management purposes, are classified as securities available for sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of shareholders' equity. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary are included in earnings as realized losses.

                                                                    (Continued)

       Interest on securities, including the amortization of premiums and the accretion of discounts, are reported as interest income using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method.

    LOANS
       Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

       Loans are defined as impaired when "based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement." All loans are subject to this criteria except for "smaller-balance homogeneous loans that are collectively evaluated for impairment" and loans "measured at fair value or at the lower of cost or fair value." The Bank considers its consumer installment portfolio, and home equity lines as meeting this criteria. The Bank identifies impaired loans through its normal internal loan review process. Loans on the Corporation's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected.

       At December 31, 1997, management reviewed its problem loan watch list and determined that no impaired loans exist. The accrual of interest is discontinued on impaired loans when management anticipates that a borrower may be unable to meet the obligations of the note. Accrued interest through the date the interest is discontinued is reversed. Subsequent interest earned is recognized only to the point that cash payments are received. All payments will be applied to principal if the ultimate amount of principal is not expected to be collected.

   NONACCRUAL LOANS
         Commercial loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Residential real estate loans are typically placed on nonaccrual at the time the loan is 120 days delinquent. Other unsecured personal credit lines and certain consumer finance loans are typically charged-off no later than 180 days delinquent. Other consumer loans are charged-off at 120 days delinquent. In all cases, loans must be placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

         All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents for a minimum of six months.

    ALLOWANCE FOR LOAN LOSSES
         The allowance for loan losses is established through provisions for loan losses charged against income. Portions of loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.
                                                                     (Continued)

       The allowance for loan losses related to impaired loans that are identified for evaluation is based on collateral using the loan's initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans. By the time a loan becomes probable of foreclosure it has been charged down to fair value, less estimated cost to sell.

       The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

PROPERTIES AND EQUIPMENT
Properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets using primarily the straight-line method. Additions to property and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are included in other income.

INCOME TAXES
       Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Corporation files a consolidated federal income tax return. Separate state income tax returns are filed.

NET LOSS PER SHARE OF COMMON STOCK
       Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Stock options outstanding are not dilutive; therefore, only basic net income per share is presented.

ORGANIZATION COSTS
       Organization costs are costs that have been incurred in the expectation that they will generate future revenues. Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Corporation. Organization costs are capitalized when incurred, and are amortized over a period of sixty months.

STOCK-BASED COMPENSATION AND STOCK OPTIONS
       "Accounting for Stock-Based Compensation", Statement of Financial Accounting Standards No. 123, allows a company to either adopt the fair value method of valuation or continue using the intrinsic valuation method presented under Accounting Principles Board ("APB") Opinion 25 to account for stock-based compensation. The Company has elected to use APB Opinion 25 and the intrinsic value method. The intrinsic value method measures compensation expense as the difference between the quoted market price of the stock and the exercise price of the option on the date of grant.

    RECENTLY ISSUED ACCOUNTING STANDARDS
       Accounting standards that have been issued by the Financial Accounting Standards Board that do not require adoption until a future date will have no material impact on the financial statements upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is currently not required to maintain average reserve balances by the Federal Reserve Bank.

NOTE 3 - SECURITIES

         Available for sale - The amortized cost, gross unrealized holding gains and losses and fair values of securities available for sale at December 31, 1997 consisted of the following:

                                                           GROSS UNREALIZED
                                         AMORTIZED        -------------------
                                            COST           GAINS       LOSSES     FAIR VALUE
                                         ----------       -------     -------     ----------
Securities
    U. S. Agency obligations             $4,999,544       $3,685        $--       $5,003,229
    Commercial paper                        626,609           --         --          626,609
                                         ----------       ------        ---       ----------

                                         $5,626,153       $3,685        $--       $5,629,838
                                         ==========       ======        ===       ==========


         The amortized cost and fair value of securities at December 31, 1997, by contractual maturity, follow:

                                                                                          AMORTIZED
                                                                                             COST          FAIR VALUE
                                                                                         -----------       -----------
Securities
    Due in one year or less                                                              $   626,609       $   626,609
    Due after one year through five years                                                  4,999,544         5,003,229
                                                                                         -----------        ----------

                                                                                         $ 5,626,153       $ 5,629,838
                                                                                         ===========       ===========

         At December 31, 1997, no securities were pledged as collateral for deposits.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Corporation's loan portfolio is summarized below:

Loans other than mortgage
    Commercial                                                                                            $  498,293
    Consumer                                                                                                 294,310
    Other                                                                                                      1,136
Mortgage
    Commercial                                                                                             1,578,267
    Residential                                                                                            1,376,157
    Other                                                                                                    201,000
                                                                                                          ----------
       Gross loans                                                                                         3,949,163
          Less allowance for loan losses                                                                      60,000

              Net loans                                                                                   $3,889,163
                                                                                                          ==========

                                                                     (Continued)

         Changes in the allowance for loan losses were as follows:

Balance, beginning of period                                                                              $        --
Provision charged to operations                                                                                60,000
Loans charged off                                                                                                  --
Recoveries on loans previously charged off                                                                         --
                                                                                                          -----------

Balance, end of period                                                                                    $    60,000
                                                                                                          ===========

         Approximately $1,067,000 of the loans were variable interest rate loans at December 31, 1997. The remaining portfolio was fixed interest rate loans. There were no non-accrual loans outstanding at December 31, 1997.

NOTE 5 - PROPERTIES AND EQUIPMENT

         Properties and equipment are summarized as follows:

Land and buildings                                                                                        $ 1,150,592
Furniture, fixtures and equipment                                                                             473,119
                                                                                                          -----------
                                                                                                            1,623,711
    Less accumulated depreciation                                                                             (19,154)
                                                                                                          -----------

                                                                                                            1,604,557
Leasehold improvements - Net of amortization                                                                    3,245
                                                                                                          -----------

                                                                                                          $ 1,607,802
                                                                                                          ===========

         For the period ended December 31, 1997, interest of $17,307 was capitalized in connection with the acquisition of two bank buildings.

NOTE 6 - OTHER ASSETS

         Other assets include the following:

Prepaid expenses                                                                                          $    29,001
Organization costs - Net                                                                                       54,427
Deferred tax asset                                                                                            149,182
                                                                                                          -----------

                                                                                                          $   232,610
                                                                                                          ===========

NOTE 7 - DEPOSITS

         Deposits are summarized as follows:

Demand (non-interest bearing)                                                                             $ 1,954,224
Demand (interest bearing) and savings                                                                       6,481,493
Time
    $100,000 and over                                                                                       1,431,372
    Under $100,000                                                                                          1,838,533
                                                                                                          -----------
       Total                                                                                              $11,705,622
                                                                                                          ===========


                                                                 (Continued)

         Scheduled maturities of time deposits are as follows:


One year or less                                                                                          $      1,642,804
From one year to three years                                                                                     1,258,661
After three years                                                                                                  368,440
                                                                                                          ----------------
                                                                                                          $      3,269,905
                                                                                                          ================

NOTE 8 - UNUSED LINES OF CREDIT

         At December 31, 1997, the Bank had $1,800,000 available under an unsecured line of credit with The Banker's Bank that expires September 1, 1998. This line of credit is available on a one to fourteen day basis for general corporate purposes.

NOTE 9 - INCOME TAXES

         The significant components of the income tax benefits are as follows:

Currently payable - State                                                                                 $       693
Deferred income tax benefit                                                                                  (150,656)
                                                                                                          -----------

    Income tax benefits                                                                                   $  (149,963)
                                                                                                          ===========

         The significant components of deferred income tax assets and liabilities consist of the following at December 31, 1997 and are presented in other assets:

                                                                                                             DEFERRED TAX
                                                                                                         ASSET (LIABILITY)
                                                                                                         -----------------
Net operating loss                                                                                        $   130,256
Loan loss provisions                                                                                           20,400
Net unrealized gain on securities available for sale                                                           (1,474)
                                                                                                          -----------
                                                                                                              149,182
                                                                                                          -----------
Valuation alloance                                                                                                 --
                                                                                                          $   149,182
                                                                                                          ===========

         Income tax expenses are allocated to members of the group under the contribution to consolidated taxable income method.

         The Corporation does not accrue deferred income taxes on undistributed earnings of its subsidiary. Generally, such amounts are intended to be permanently invested.

         The Corporation has available at December 31, 1997, $400,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in 2012.

NOTE 10 - STOCKHOLDERS' EQUITY

              In September, 1997, the Corporation completed the issuance of 993,162 common shares through a public offering, resulting in net proceeds (after deducting issuance cost) of $9,747,990. Gross proceeds were $9,931,620 and issuance costs totaled $183,630.

NOTE 11 - RETIREMENT PLAN

              Effective July 11, 1997, the Bank established a defined contribution employee benefit plan (401(k) plan) covering eligible employees (as defined in the Plan), whereby employees can defer a portion of their earnings. The Bank's matching contributions are determined by the Board on an annual basis. For the year ended December 31, 1997 there were no contributions.

NOTE 12 - RELATED PARTY TRANSACTIONS

              Directors and officers of the Bank are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rate and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans outstanding to all officers and directors, including immediate family and business interests, at December 31, 1997 were $1,021,789. During 1997, new loans of $1,025,097 were made to this group and repayments of $3,308 were received.

              The Corporation leases office space under a non-cancelable operating lease from a board member. The lease expires in February, 1998. The lease requires monthly lease payments of $2,000 and includes two options for consecutive six-month extensions. The minimum future lease payments required under this lease are $4,000.

NOTE 13 - LEGAL CONTINGENCIES

              From time to time the Bank may be a party to various litigation, both as plaintiff and as defendant, arising from its normal operations. At December 31, 1997, the Bank was not involved with any litigation matters.

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

              The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                                     (Continued)

              Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $1,512,684 at December 31, 1997.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support the financing needs of the Bank's commercial customers, and are short-term in nature. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments under standby letters of credit amounted to $50,000 at December 31, 1997, which were granted primarily to commercial borrowers.

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS

              The ability of the Corporation to pay cash dividends to stockholders is dependent upon receiving cash in the form of dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds in the form of cash dividends, loans or advances to the Corporation. State law requires prior approval of the Board of Financial Institutions. Dividends are payable only from the undivided profits of the banking subsidiary.

NOTE 16 - REGULATORY MATTERS

              The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

              Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                     (Continued)

         The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                    TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                          FOR CAPITAL           PROMPT CORRECTIVE
                                                  ACTUAL               ADEQUACY PURPOSES         ACTION PROVISIONS
                                           -------------------       --------------------      ---------------------
                                           AMOUNT        RATIO        AMOUNT      RATIO        AMOUNT        RATIO
                                           ------        -----       --------     -------      --------     --------
    Total capital (to risk-weighted
       assets)                             $5,620,000    71.0%          >$633,200    >8.0%     >$ 791,50      >10.0%
                                                                        -            -         -              -
    Tier I capital (to risk-weighted
       assets)                             $5,560,000    70.0%          >$317,700    >4.0%     >$476,570      > 6.0%
                                                                        -            -         -              -

    Tier I capital (to average assets)     $5,560,000    40.6%          >$547,800    >4.0%     >$410,800      > 3.0%
                                                                        -            -         -              -



NOTE 17 - CONDENSED FINANCIAL INFORMATION

         Following is condensed financial information of People's Community Capital Corporation (parent company only):

                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 1997

                                     ASSETS

Cash, investments, property and equipment                                                                 $ 3,744,402
Investment in bank subsidiary                                                                               5,753,931
Other assets                                                                                                   17,441
                                                                                                          -----------

                                                                                                          $ 9,515,774
                                                                                                          ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                                                               $    55,168
Shareholders' equity                                                                                        9,460,606
                                                                                                          -----------

                                                                                                          $ 9,515,774
                                                                                                          ===========

          CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS (DEFICIT) FOR THE PERIOD FEBRUARY 26, 1997 (INCEPTION) TO DECEMBER 31, 1997


EQUITY IN NET LOSS OF SUBSIDIARY AND INTEREST INCOME                                                      $  (118,895)
OPERATING EXPENSES                                                                                            165,532
PROVISION FOR INCOME TAXES                                                                                      5,168
                                                                                                          -----------
         Net loss                                                                                            (289,595)
RETAINED EARNINGS, FEBRUARY 26, 1997                                                                               --
                                                                                                          -----------

RETAINED EARNINGS (DEFICIT), DECEMBER 31, 1997                                                            $  (289,595)
                                                                                                          ===========

    (Continued)

                      CONDENSED CASH FLOW STATEMENT FOR THE
            PERIOD FEBRUARY 26, 1997 (INCEPTION) TO DECEMBER 31, 1997

Net cash used for operating activities                                                                    $       (285,787)
Net cash used for investing activities                                                                          (9,482,656)
Net cash provided by financing activities                                                                        9,747,990
                                                                                                          ----------------
    Net decrease in cash and cash equivalents                                                                      (20,453)

CASH AND DUE FROM BANKS, FEBRUARY 26, 1997                                                                          35,000
                                                                                                          ----------------

CASH AND DUE FROM BANKS, DECEMBER 31, 1997                                                                $         14,547
                                                                                                          ================



NOTE 18 - STOCK BASED COMPENSATION

In lieu of salary for 1997, the Corporation will issue 5,000 shares of common stock in 1998 to the Chief Executive Officer for no additional consideration. Compensation expense has been recognized, based on an estimated fair market value of common stock of$10.00 per share.

              In addition, the Corporation has employment agreements with two officers, the Chief Executive Officer and the Chief Operating Officer. The officers are to be granted options to purchase an amount equal to 5% of the shares sold in the initial offering (approximately 50,000 shares each) at $10.00 per share. The options vest at the rate of one-fifth per year for each of the first five anniversaries of the opening date, subject to the officers being employed by the Corporation on such dates and meeting certain performance criteria.

              Also, the Corporation is obligated to grant additional options to the Chief Executive Officer for the future purchase of 10,000 shares of common stock at $10.00 per share. The options will vest at the rate of 2,000 shares on each December 31 beginning in 1998 and ending in 2002.

              Currently, no options have been granted. The Corporation anticipates adopting a stock option plan in 1998. No pro-forma information in accordance with SFAS 123 has been presented because the stock option plan has not been adopted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Margaret Holley-Taylor, Clark D. Moore, M.D., Donald W. Thompson, and John B. Tomarchio, M.D. The current Class II directors are Raymond
D. Brown, W. Cothran Campbell, Alan J. George, and Anthony E. Jones. The current Class III directors are James D. McNair, Russell D. Phelon, and Tommy B. Wessinger. The initial Class I directors were reelected in 1997 by the Company's sole shareholder before the close of the Company's stock offering. The current terms of the Class II directors will expire at the 1998 Annual Meeting. Each of the four current Class II directors has been nominated for reelection and will stand for election at the 1998 Annual Meeting for a three year term. The terms of the Class III directors will expire at the 1999 Annual Shareholders Meeting, and the terms of the Class I directors will expire at the 2000 Annual Shareholders Meeting.

         Set forth below is certain information about the nominees, including each nominee's age, and position with the Company. Each nominee is also a director of the Bank. All of the nominees are nominated as Class II directors and have served as directors of the Company since the Company's formation in 1997, with the exception of Anthony E. Jones, who was appointed to the Board of Directors in April 1997.

         Raymond D. Brown, 53, is a Class II Director of the Company. He resides in North Augusta, South Carolina and is a graduate of Auburn University where he received a Bachelors Degree in Building Construction. He is currently the President and Chief Executive Officer of R.D. Brown Contractors, Inc., a general construction company specializing in commercial and industrial construction. He has served on the Chamber of Commerce Board and the NationsBank Advisory Board in North Augusta, South Carolina.

         W. Cothran Campbell, 70, is a Class II Director of the Company and is a resident of Aiken, South Carolina. He served in the United States Navy in the South Pacific during World War II and later attended the University of The South in Sewanee, Tennessee. He is the President of Dogwood Stables, Inc. and the founder and former Chairman of the Board of Burton-Campbell Advertising Agency in Atlanta and New York. Mr. Campbell is also a trustee of the Thoroughbred Owner's and Breeders Association, the National Museum of Racing and Hall of Fame in Saratoga Springs, New York, and is the 1992 recipient of the John W. Galbreath Award for entrepreneurial excellence and leadership in the horse industry. He is currently a member of the Aiken Rotary Club, Piedmont Driving Club in Atlanta, Woodside Plantation Country Club, Green Boundary Club, Aiken Tennis Club, and the First Presbyterian Church of Aiken and is a former member of the Atlanta Rotary Club.

         Alan J. George, 48, is a Class II Director of the Company. He is a resident of Aiken, South Carolina and a graduate of the University of South Carolina, Columbia where he received a Bachelors Degree in English. He is also a graduate of the Canon Trust School in Charlotte, North Carolina and the Stonier Graduate School of Banking. He graduated from the University of South Carolina School of Law in 1974. In 1975 he became Vice President and Trust Officer of F&M Bank in Aiken, South Carolina. In 1983 he became Vice President and Business Development Officer and served in this capacity until 1985 when he became Vice President and Group Head for Citizens & Southern Bank. In 1987 Mr. George became Senior Vice President and Regional Executive Officer and remained employed in this position following the merger of Citizens & Southern Bank with NationsBank until 1996. He is currently the President, Secretary and the Chief Operating Officer of the Company and the President and Chief Operating Officer of the Bank. Mr. George is Chairman of the Aiken Housing Committee and Chairman and member of the Salvation Army Boys & Girls Club Advisory Council. He is also a member of the South Carolina Bar Association, the Aiken County Bar Association, the Aiken Rotary Club, and the St. Thaddeus Episcopal Church. He is a former member of the Board of the University of South Carolina Education Foundation, the Investment Policy Committee, the University of South Carolina Aiken Partnership Board and is past President and former member of the executive committee of the Trust Division for the South Carolina Bankers Association. Mr. George is also a member of the Corporation, Banking and Securities Law Section of the South Carolina Bar Association.

         Anthony E. Jones, 35, is a Class II Director of the Company. Mr. Jones is a resident of Augusta, Georgia. Mr. Jones majored in Finance at the University of Georgia, where he received a bachelor's degree in Business Administration. From 1985 to 1996 he was the General Manager and Treasurer of Gerald Jones VW Inc. and, since 1996, has been the President and Chief Executive Officer of that company. He is also a member of the Augusta Country Club.

         Set forth below is also information about each of the Company's other directors and each of its executive officers. Each of the following directors has been a director of the Company since the Company's formation in 1997. Each director is also a director of the Bank.

Margaret Holley-Taylor, 63, is a Class I Director of the Company. She is a resident of Aiken, South Carolina and the owner of Aiken Office Supply. Ms. Holley-Taylor received the "Small Business Person of the Year" award in 1986 and was a recipient of the Finalist Award as the "Aiken County Small Business Person of the Year" in 1991. She previously served on the NationsBank Advisory Board and the Partnership Board of the University of South Carolina, Aiken, and was on the Board of Directors for the Aiken Chamber of Commerce and the Aiken United Way, where she also served as Treasurer for three years. She is a member of the Woodside Plantation Country Club, the Houndslake County Club, the National Business Products Industry Association, and the Millbrook Baptist Church.

         James D. McNair, 80, is a Class III Director of the Company and Vice Chairman of the Company and the Bank. He resides in Aiken, South Carolina and attended the University of South Carolina. He is a graduate of Canon Trust School and the School of Banking of the South at Louisiana State University. Mr. McNair was the President of Farmers and Merchants Bank of Aiken from 1963 to 1983 and was Senior Executive Vice President of Citizens & Southern National Bank from 1983 until 1984. He served as a member of the advisory board of NationsBank until December 1996. Mr. McNair is a past president of the South Carolina Association of Independent Bankers and the South Carolina Bankers Association. He is also a past member of the South Carolina Board of Financial Institutions and was elected Man of the Year in 1984 by the Greater Aiken Chamber of Commerce. Mr. McNair is a charter member, organizer and director of the Lower Savannah Council of Governments and President of the Lower Savannah Council of Governments Development Corporation. He is an honorary member of the Aiken Rotary Club and was also an organizer and past president of Friends of Hopelands, a charitable organization in Aiken.

         Clark D. Moore, M.D., 53, is a Class I Director of the Company and is a resident of Aiken, South Carolina. Dr. Moore graduated from the University of Illinois under a Western Golf Association Evans Scholarship, a National Merit Scholarship and an Illinois State Scholarship. He received a Masters Degree from Loyola University, graduated with Honors in Medicine from the St. Louis University School of Medicine, and trained in general surgery and orthopedic surgery at the Medical College of Virginia. In 1993 he was awarded the Order of the Palmetto, the highest civilian award presented by the State of South Carolina. He is a member of the American Association of Orthopedic Surgery, the American Medical Association, the South Carolina Orthopedic Society, and the Eastern Orthopedic Association. He is a member of the board of trustees of the Aiken Regional Medical Centers Hospital and previously served on the Board of Directors of the Hitchcock Rehabilitation Center. Dr. Moore is the founder and senior partner of Carolina Orthopedic Associates P.A., founder and developer of the Aiken Medical Center, and founder of Preferred Care, a physician hospital organization. He is an active member of the Aiken Chamber of Commerce and a former member of the advisory board for NationsBank in Aiken, South Carolina.

         Russell D. Phelon, 56, is a resident of Aiken, South Carolina and is a Class III Director of the Company. He graduated from Rensselaer Polytechnic Institute in 1963 with a Bachelors Degree in Mechanical Engineering and attended Babson Institute in Wellesley, Massachusetts from 1963 until 1964. He is the President and Chief Executive Officer of R.E. Phelon Company, Inc., which is headquartered in Aiken, South Carolina, and Power Parts, Inc. and has served on the Board of Directors of Springfield Wire Company in Springfield, Massachusetts and the board of trustees of Western New England College.

         Donald W. Thompson, 52, is a Class I Director of the Company and a resident of North Augusta, South Carolina. He has been President of Windsor Jewelers, Inc. since 1989 and has been active in the jewelry industry for more than 35 years. Mr. Thompson is a member of the Augusta Kiwanis.

         John B. Tomarchio, M.D., 45, is a Class I Director of the Company and a resident of Aiken, South Carolina. He graduated summa cum laude from Central Florida University with a Bachelors Degree in Microbiology and is a graduate of Louisiana State University Medical School. He also received specialty training at Tulane University Medical Center and the Medical College of Georgia and is board certified in Emergency Medicine. He is the founder and former President and Chief Executive Officer of South Carolina Physicians Care, a physicians multi-specialty group. Dr. Tomarchio currently serves as President of the Aiken County Medical Society and was appointed to the Board of Directors of the Aiken-Barnwell Mental Health Association by both South Carolina Governor Campbell and Governor Beasley. He is a member of the Aiken Judicial-Public Safety Commission, the City of Aiken Planning Commission, the Aiken County Indigent Care Commission, and the Vice Chairman of the Aiken Emergency Services Subcommittee. In addition to his private practice in general and family medicine, he is also an active member of a number of professional associations including the Aiken County Medical Society, the South Carolina Hospital Trustee Association, the South Carolina Medical Association, the American Medical Association, and the American College of Physicians.

         Tommy B. Wessinger, 60, is a Class III Director of the Company and is also the Chairman and Chief Executive Officer of the Bank. He is a resident of Aiken, South Carolina and attended Clemson University. He is also a graduate of the University of North Carolina School of Banking, the Graduate School of Banking of the South, L.S.U., and the Executive Management School at Columbia University. Mr. Wessinger began his banking career in 1968 with Bankers Trust of South Carolina, working in various positions and in various cities throughout South Carolina. In 1982, Mr. Wessinger became a Regional Executive for Bankers Trust where he was responsible for all branches throughout a ten county region, including Aiken County. Mr. Wessinger continued to serve in this role after NCNB acquired Bankers Trust from 1986 until 1992. Following the merger of C&S Bank and NCNB, which resulted in the formation of NationsBank, Mr. Wessinger was employed by NationsBank as a Senior Banking Executive and Senior Commercial Area Executive for the Aiken County area from 1992 until his retirement in 1995. Mr. Wessinger is a recipient of The Order of the Palmetto and was named Man of the Year in 1994 by the Greater Aiken Chamber of Commerce. He is the Vice President and a member of the Board of Directors of Hitchcock Rehabilitation Center, former Chairman of the Economic Development Board of Aiken and Edgefield Counties, and former Chairman of the Aiken Tech Foundation Board. He is also a former member of the Governor's Council of Illiteracy and Workforce Excellence and the Aiken County Human Relations Council, a current member of the Aiken Rotary Club, and a member and founder of the Commission on The Future of Aiken County.

         Jean H. Covington, 40, is the Controller and Chief Financial Officer of the Bank and the Company. She resides in Aiken, South Carolina and graduated from Clemson University. In her career she has held senior financial positions with various companies, and she was an auditor with Arthur Andersen & Co. for three years. Most recently, Ms. Covington served as Vice President of Finance at Foster Dixiana Corporation in Columbia, South Carolina from 1988 until 1995, where she was responsible for all financial and administrative management, accounting, budget, and treasury functions. She is a member of the South Carolina Association of CPAs and the American Institute of Certified Public Accountants. She currently serves as the Treasurer of the Board of the First Presbyterian Church Preschool and Mothers' Morning Out Programs. She is a sustaining member of the Kershaw County Jr. Welfare League and a past board member of the Camden-Kershaw County Child Care Center. Ms. Covington also served previously as a board member for The Loxcreen Company in Columbia, South Carolina. She is a member of the First Presbyterian Church in Aiken, South Carolina.

         L. Stephen Lineberry, 52, is the Senior Vice President of Operations for the Bank. He resides in North Augusta, South Carolina and attended Augusta College. He is also a graduate of the American Institute of Banking. Mr. Lineberry worked for Bankers First Data Services, Inc. from 1983 until 1996, serving as President and Chief Operating Officer from 1990 until 1996. He is an active member of the Georgia Army National Guard.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         As of December 31, 1997, the Company had no class of securities registered pursuant to Section 12 of the Exchange Act. As a result, Section 16(a) of the Exchange Act does not apply to the Company.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows the cash compensation paid by the Bank to the Company's Chief Executive Officer and President for the year ended December 31, 1997. No executive officers of the Company or the Bank earned total annual compensation, including salary and bonus, in excess of $100,000 for the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL COMPENSATION (1)
                                                              -----------------------------------------------
                                                                                                 OTHER ANNUAL
         NAME AND PRINCIPAL POSITION          YEAR            SALARY            BONUS            COMPENSATION
         ---------------------------          ----            ------            -----            ------------
         Tommy B. Wessinger                   1997            $  1.00 (2)          --               $1,800
         Chairman and
         Chief Executive Officer

         Alan J. George                       1997            $58,100              --               $2,400
         President and Chief
         Operating Officer

----------------------
         (1) Executive officers of the Company also receive indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received in the fiscal year by each named executive officer did not exceed 10% of the executive's annual salary and bonus.

         (2) In addition, in lieu of salary before the Bank opened, in 1998 the Company will issue 5,000 shares of common stock to Mr. Wessinger for no additional consideration.

         In March 1998, the Board of Directors adopted a stock option plan under which directors, executive officers, and certain other key employees of the Company and the Bank can receive options to purchase shares of the Company's Common Stock, and, as described below, Mr. Wessinger and Mr. George will be granted stock options in accordance with the terms of their employment agreements with the Company. See "Employment Agreements." The Board will present the Stock Option Plan to the shareholders for their approval at the 1998 Annual Meeting of Shareholders. Upon approval of the Plan, the Company intends to grant options to purchase 5,000 shares to each of the Company's outside directors and to grant options to certain of the Company's employees. These initial options will be exercisable at $10.00 per share.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with both Mr. Wessinger and Mr. George for five year terms beginning March 3, 1997. At the end of each term, upon adoption of a resolution by the Board of Directors of the Bank (the "Board"), each term shall be extended for an additional year so that each remaining term shall continue to be for five years unless either Mr. Wessinger or Mr. George provide written notice to the Bank to fix their terms to finite terms of five years commencing with the later date of March 3, 1997, or the date of the latest Board resolution extending each term.

         Tommy B. Wessinger and the Company entered into an employment agreement pursuant to which Mr. Wessinger will serve as the Chairman and Chief Executive Officer of the Company and the Bank. The employment agreement provided for a starting salary of $1.00 per annum, plus medical insurance premiums until the Bank opened for business. Since January 1, 1998, Mr. Wessinger has been paid a salary of $75,000 plus his yearly medical insurance premium. In addition, in lieu of salary before the Bank opened, in 1998 the Company agreed to issue 5,000 shares of common stock to Mr. Wessinger for no additional consideration. Alan J. George and the Company entered into an employment agreement pursuant to which Mr. George will serve as the

President and Chief Operating Officer of the Company and the Bank. The employment agreement provides for a starting salary of $75,000 per annum, plus medical insurance premiums until the Bank opened for business. Thereafter, Mr. George will be paid a salary of $90,000 plus his yearly medical insurance premium.

         Both agreements provide that the executive will be eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and will be eligible for grants of stock options and other awards thereunder. Each executive will also participate in the Bank's retirement, welfare and other benefit programs and is entitled to reimbursement for automobile expenses, club dues, and travel and business expenses. In addition, under the agreements, on September 22, 1998 (the first anniversary of the opening date of the Bank), Mr. Wessinger and Mr. George will be eligible to receive a cash bonus in an amount determined by the Board of Directors (with each executive abstaining from the determination of his bonus). The amount of the bonuses will be based on such intangible criteria as the Board shall establish. The Board anticipates that among the factors it will consider will be each executive's efforts in connection with obtaining approvals from the South Carolina Board of Financial Institutions and the Federal Reserve, and in connection with preparing generally for the Bank's opening. On each anniversary of the opening date thereafter, Mr. Wessinger and Mr. George will each be eligible to receive a cash bonus if the Bank achieves certain performance levels established by the Board of Directors from time to time.

         Upon the adoption of the Plan, each of Mr. Wessinger and Mr. George will be granted an option to purchase 49,658 shares (an amount equal to 5% of the shares sold in the offering) at $10.00 per share. The options will vest at the rate of one-fifth per year for each of the first five anniversaries of the Bank's opening date, subject to such executive being employed by the Company on such date and meeting certain performance criteria. The options will have a term of ten years. In addition, the Company will grant Mr. Wessinger an option to purchase 10,000 shares of common stock which will vest as to 2,000 shares on each of December 31, 1998, 1999, 2000, 2001, and 2002, but in each case only if Mr. Wessinger remains employed by the Company on such date. The Company will maintain a term life insurance policy on Mr. George providing for death benefits in the amount of $1,000,000 payable to the Bank and $1,000,000 payable to Mr. George's family.

         If the Company terminates either Mr. Wessinger's or Mr. George's employment without cause or if Mr. Wessinger's or Mr. George's employment is terminated due to a sale, merger or dissolution of the Company or the Bank, the Company will be obligated to continue their salaries and bonuses for the first twelve months thereafter plus one-half of their salaries and bonuses for the second twelve months thereafter. Furthermore, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately and the Company must continue to provide medical benefits to Mr. Wessinger and Mr. George until they reach the age of 65.

         In addition, each employment agreement provides that following termination of their employment with the Bank and for a period of twelve months thereafter, neither Mr. Wessinger, nor Mr. George, may (i) be employed in the banking business as a director, officer at the vice-president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within Aiken County, (ii) solicit major customers of the Bank for the purpose of providing financial services, or (iii) solicit employees of the Bank for employment.

DIRECTOR COMPENSATION

         Neither the Company nor the Bank intend to pay directors' fees until such time as the Bank is cumulatively profitable. However, the Company and the Bank reserve the right to pay directors' fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GENERAL

         The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned at the Record Date by (a) the Chief Executive Officer and the President of the Company, (b) each director of the Company, (c) all executive officers and directors of the Company as a group, and
(d) each person or entity known to the Company to own more than 5% of the outstanding Common Stock.

                                                               Shares Beneficially Owned (1)
                                                               -----------------------------

                         Name                                                           Percent (2)
                         ----                                                           -----------
                                               NUMBER OF SHARES
         Raymond D. Brown                                  15,000                          1.51
         W. Cothran Campbell                               17,500                          1.76
         Alan J. George                                    15,000(3)                       1.51
         Margaret Holley-Taylor                            17,500                          1.76
         Anthony E. Jones                                  31,400                          3.16
         James D. McNair                                   15,000                          1.51
         Clark D. Moore, M.D.                              34,500                          3.47
         Russell D. Phelon                                 49,000                          4.93
         Donald W. Thompson                                17,500                          1.76
         John B. Tomarchio, M.D.                           18,300                          1.84
         Tommy B. Wessinger                                15,000(4)                       1.51

         Executive Officers and Directors as              255,800                         25.76
         a group (13 persons)

------------------------------------
(1) Information relating to the beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the Securities Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of each security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children, and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(2) Percent is calculated by treating shares subject to options held by the named individual for whom the percentage is held by the named individual for whom the percentage is calculated which are exercisable within the next 60 days as if outstanding, but treating shares subject to options held by another shareholder as not outstanding. Excludes shares potentially purchasable by directors or executive officers pursuant to stock options expected to be granted upon adoption of the Stock Option Plan.

(3) Excludes shares potentially purchasable by Mr. George pursuant to stock options to be granted pursuant to his employment agreement.

(4) Excludes shares potentially purchasable by Mr. Wessinger pursuant to stock options to be granted pursuant to his employment agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into an agreement to lease the Company's executive office property with Margaret Holley-Taylor. The Company believes that this agreement was entered into on terms no less favorable to the Company than could be obtained from an unaffiliated third party. The Company and the Bank also have and expect to continue to have banking and other transactions in the ordinary course of business with organizers, directors, and officers of the Company and the Bank and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such organizers, officers, or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable features to the Company and the Bank. The Bank is subject to a limit on the aggregate amount it could lend to its and the Company's directors and officers as a group equal to its unimpaired capital and surplus (or, under a regulatory exemption available to banks with less than $100 million in deposits, twice that amount). Loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. The Company intends for all of its transactions with organizers or other affiliates of the Company or the Bank to be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and to be approved by a majority of the Company's disinterested directors.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

                  3.1      Articles of Incorporation of the Company
                           (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No.
                           333-25179).

                  3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form
                           SB-2, File No. 333-25179).

                  4.1 Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to
                           Exhibit 4.1 of the Registration Statement on Form
                           SB-2, File No. 333-25179).

                  4.2 Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

                  10.1 Purchase and Sale Agreement dated March 20, 1997, by and between NationsBank National Association, as seller, and People's Community Capital Corporation, as purchaser (incorporated by reference to Exhibit
                           10.1 of the Registration Statement on Form SB-2, File
                           No. 333-25179).

                  10.2     Employment Agreement dated March 3, 1997, between the
                           Company and Tommy B. Wessinger (incorporated by reference to Exhibit 10.2 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

                  10.3 Employment Agreement dated March 3, 1997, by and between the Company and Alan J. George (incorporated by reference to Exhibit 10.3 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

                  10.4     Escrow Agreement dated March 14, 1997, by and between
                           The Bankers Bank and the Company (incorporated by reference to Exhibit 10.4 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

                  10.5     Lease Agreement dated February 28, 1997, between the
                           Company, as lessee, and Margaret Holley-Taylor, as lessor (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No.
                           333-25179).

                  10.6 Form of Subscription Agreement (incorporated by reference to Exhibit 10.6 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

                  10.7 Negative Pledge Agreement dated as of May 19, 1997, between the Company and Carolina First Bank
                           (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No.
                           333-25179).

                  10.8     Promissory Note dated May 19, 1997, issued by the
                           Company to Carolina First Bank (incorporated by reference to Exhibit 10.8 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

                  10.9     Sales Agency Agreement dated July 9, 1997 between the
                           Company and Interstate/Johnson Lane Corporation
                           (incorporated by reference to Exhibit 10.9 of the Quarterly Report on Form 10-QSB for the period ended
                           September 30, 1997, File No. 333-25179).

                  21.1     Subsidiaries of the Company.

                  27.1     Financial Data Schedule (for electronic filing purposes).

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION

Date: 3-17-98                           By: /s/ Alan J. George
     ---------------                       -------------------------------------
                                           Alan J. George
                                           President and Chief Operating Officer


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan J. George, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                                        Title                                  Date
           ---------                                        -----                                  ----
   /s/ Raymond D. Brown                                                             3-17-98
   ----------------------------                             Director                --------------------------
   Raymond D. Brown
   /s/ W. Cothran Campbell                                                          3-17-98
   ----------------------------                             Director                --------------------------
   W. Cothran Campbell
   /s/ Alan J. George                                                               3-17-98
   ----------------------------                   Director, President and Chief     --------------------------
   Alan J. George                                       Operating Officer
   /s/ Anthony E. Jones                                                             3-17-98
   ----------------------------                             Director                --------------------------
   Anthony E. Jones
   /s/ James D. McNair                                                              3-17-98
   ----------------------------                             Director                --------------------------
   James D. McNair
   /s/ Clark D. Moore, M.D.                                                         3-17-98
   ----------------------------                             Director                --------------------------
   Clark D. Moore, M.D.


             Signature                              Title                             Date
             ---------                              -----                             ----


   /s/ Russell D. Phelon                                                   3-17-98
   ----------------------------                    Director                --------------------------
   Russell D. Phelon
   /s/ Margaret Holley-Taylor                                              3-17-98
   ----------------------------                    Director                --------------------------
   Margaret Holley-Taylor
   /s/ Donald W. Thompson                                                  3-17-98
   ----------------------------                    Director                --------------------------
   Donald W. Thompson
   /s/ John B. Tomarchio, M.D.                                             3-17-98
   ----------------------------                    Director                --------------------------
   John B. Tomarchio, M.D.
   /s/ Tommy B. Wessinger                                                  3-17-98
   ----------------------------       Director; Chairman; Chief Executive  --------------------------
   Tommy B. Wessinger                               Officer

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------
3.1                        Articles of Incorporation of the Company
                          (incorporated by reference to Exhibit 3.1 of
                           the Registration Statement on Form SB-2, File No.
                           333-25179).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form
                           SB-2, File No. 333-25179).

4.1 Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to
                           Exhibit 4.1 of the Registration Statement on Form
                           SB-2, File No. 333-25179).

4.2 Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

10.1 Purchase and Sale Agreement dated March 20, 1997, by and between NationsBank National Association, as seller, and People's Community Capital Corporation, as purchaser (incorporated by reference to Exhibit
                           10.1 of the Registration Statement on Form SB-2, File
                           No. 333-25179).

10.2                       Employment Agreement dated March 3, 1997, between the
                           Company and Tommy B. Wessinger (incorporated by reference to Exhibit 10.2 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

10.3 Employment Agreement dated March 3, 1997, by and between the Company and Alan J. George (incorporated by reference to Exhibit 10.3 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

10.4                       Escrow Agreement dated March 14, 1997, by and between
                           The Bankers Bank and the Company (incorporated by reference to Exhibit 10.4 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

10.5                       Lease Agreement dated February 28, 1997, between the
                           Company, as lessee, and Margaret Holley-Taylor, as lessor (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No.
                           333-25179).

10.6 Form of Subscription Agreement (incorporated by reference to Exhibit 10.6 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

10.7 Negative Pledge Agreement dated as of May 19, 1997, between the Company and Carolina First Bank
                           (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No.
                           333-25179).

10.8                       Promissory Note dated May 19, 1997, issued by the
                           Company to Carolina First Bank (incorporated by reference to Exhibit 10.8 of the Registration
                           Statement on Form SB-2, File No. 333-25179).

10.9                       Sales Agency Agreement dated July 9, 1997 between the
                           Company and Interstate/Johnson Lane Corporation
                           (incorporated by reference to Exhibit 10.9 of the Quarterly Report on Form 10-QSB for the period ended
                           September 30, 1997, File No. 333-25179).

21.1                       Subsidiaries of the Company.

27.1                       Financial Data Schedule (for electronic filing purposes).