Form 10QSB
period 1998-03-31
PEOPLES COMMUNITY CAPITAL CORP
filed 1998-05-12
CIK 1037249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

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

         993,162 shares of common stock, par value $.01 per share, were issued and outstanding as of March 31, 1998.

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes      No  X

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,         December 31
                                                                       1998                1997
ASSETS                                                              -----------        -----------
Cash and due from banks                                             $   674,461        $   625,785
Federal funds sold                                                    6,490,000          9,240,000
Securities, available for sale                                       10,354,120          5,629,838
Loans receivable, net                                                 7,684,189          3,889,163
Properties and equipment, net                                         1,611,508          1,607,802
Accrued interest receivable                                             174,673             45,769
Deferred income taxes                                                   205,990            149,182
Other assets                                                             76,118             83,428
                                                                    -----------        -----------
           Total assets                                             $27,271,059        $21,270,967
                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Non-interest bearing deposits                                 $ 2,735,242        $ 1,954,224
      Interest bearing deposits                                      15,070,282          9,751,398
                                                                     ----------        -----------
           Total deposits                                            17,805,524         11,705,622
      Accrued interest payable                                           34,085             21,362
      Accrued expenses and other liabilities                             57,792             83,377
                                                                     ----------        -----------
           Total liabilities                                         17,897,401         11,810,361
                                                                     ==========        ===========

Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value; 10,000,000 shares
         authorized, 993,162 shares issued and outstanding                9,932              9,932
      Additional paid-in-capital                                      9,738,058          9,738,058
      Retained earnings (deficit)                                      (377,752)          (289,595)
      Net unrealized gain on securities available for sale,
        net of income taxes                                               3,420              2,211
                                                                    -----------        -----------
           Total stockholders' equity                                 9,373,658          9,460,606
                                                                    -----------        -----------
           Total liabilities and stockholders' equity               $27,271,059        $21,270,967
                                                                    ===========        ===========

          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                     For the three months
                                                                        ended March 31,
                                                              ----------------------------------
                                                                  1998                1997
                                                              ----------        ----------------
                                                              (unaudited)         Development
                                                                                stage enterprise
                                                                                   (audited)
Interest income:
      Loans, including fees                                   $  150,816        $             --
      Federal funds sold                                         108,835                      --
      Securities and short-term investments                      118,215                     220
                                                              ----------        ----------------
           Total interest income                                 377,866                     220
                                                              ----------        ----------------
Interest expense:
      Deposits                                                   141,685                      --
                                                              ----------        ----------------
           Total interest expense                                141,685                      --
                                                              ----------        ----------------

Net interest income                                              236,181                     220
Provision for loan losses                                         60,000                      --
                                                              ----------        ----------------
      Net interest income after provision for loan               176,181                     220
                                                              ----------        ----------------
Non-interest income:
      Service charges on deposit accounts                          8,908                      --
      Other income                                                23,131                      --
                                                              ----------        ----------------
           Total non-interest income                              32,039                      --
                                                              ----------        ----------------
Non-interest expenses:
      Salaries and employee benefits                             219,317                   5,000
      Occupancy and equipment                                     45,836                   3,003
      Consulting and professional fees                            12,849                      --
      Customer related expenses                                   18,880                      --
      General operating expenses                                  35,157                      --
      Other expenses                                              20,209                   1,704
                                                              ----------        ----------------
           Total non-interest expenses                           352,248                   9,707

Loss before income taxes                                        (144,028)                 (9,487)
Income tax benefits                                              (55,870)                     --
                                                              ----------        ----------------

Net loss                                                      $  (88,158)       $         (9,487)
                                                              ==========        ================

Net loss per share of common stock                            $     (.09)       $        (948.70)
                                                              ==========        ================
Weighted average shares outstanding                              993,162                      10
                                                              ==========        ================

          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                      For the three months
                                                                        ended March 31,
                                                              ----------------------------------
                                                                  1998                1997
                                                              ----------        ----------------
                                                              (Unaudited)       Development
                                                                                stage enterprise
                                                                                (audited)

Net loss                                                      $  (88,158)       $         (9,487)

Other comprehensive income, net of tax:

      Net change in unrealized gain on securities
        available for sale                                         1,209                      --
                                                              ----------        ----------------
           Total other comprehensive income                        1,209                      --
                                                              ----------        ----------------
Comprehensive loss                                            $  (86,949)       $         (9,487)
                                                              ==========        ================

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the three months
                                                                                 ended March 31,
                                                                       -----------------------------------
                                                                           1998                 1997
                                                                       -----------        ----------------
                                                                       (Unaudited)        Development
                                                                                           stage enterprise
                                                                                           (audited)
OPERATING ACTIVITIES:
      Net loss                                                         $   (88,158)       $         (9,487)
      Adjustments to reconcile net loss to net cash used
         by operating activities
           Depreciation and amortization                                    25,217                      --
           Provision for loan losses                                        60,000                      --
           Deferred income taxes                                           (56,808)                     --
           Deferred compensation expense                                        --                   5,000
           Changes in deferred and accrued amounts:
           Other assets and accrued interest receivable                   (124,459)                (51,797)
           Accrued expenses and other liabilities                          (12,862)                 14,964
                                                                       -----------        ----------------
           Net cash used by operating activities                          (197,070)                (41,320)
                                                                       -----------        ----------------

INVESTING ACTIVITIES:
      Purchase of securities available for sale                         (6,099,682)                     --
      Maturities of securities available for sale                          750,000                      --
      Purchase of short-term investments available for sale             (1,623,031)                     --
      Maturities of short-term investments available for sale            2,249,640                      --
      Purchase of property and equipment                                   (26,057)                     --
      Net increase in loans                                             (3,855,026)                     --
      Net decrease in federal funds sold                                 2,750,000                      --
      Deposit on real estate option                                             --                  (7,500)
                                                                       -----------        ----------------
           Net cash used for investing activities                       (5,854,156)                 (7,500)
                                                                       -----------        ----------------
FINANCING ACTIVITIES:
      Net increase in deposits                                           6,099,902                      --
      Issuance of development stage enterprise stock                            --                     100
      Non-interest bearing borrowings from organizers                           --                 230,000
                                                                       -----------        ----------------
           Net cash provided by financing activities                     6,099,902                 230,100
                                                                       -----------        ----------------
      Net increase in cash and due from banks                               48,676        $        181,280
      Cash and due from banks at beginning of period                       625,785                      --
                                                                       -----------        ----------------
      Cash and due from banks at end of period                         $   674,461        $        181,280
                                                                       ===========        ================
      Supplemental disclosure:
           Cash paid during the period for interest                    $   128,962        $             --
Non-cash investing and financing activities:
      Unrealized gain on securities available for sale                 $     3,420        $             --


           See accompanying Notes to Consolidated Financial Statements

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements (audited for the period ended March 31, 1997 only) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.


SUMMARY OF ORGANIZATION

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

         The Company is a bank holding company whose subsidiary, People's Community Bank of South Carolina (the "Bank"), is primarily engaged in the business of accepting savings and demand deposits insured by The Federal Deposit Insurance Corporation, and providing mortgage, consumer and commercial loans to the general public.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
         The consolidated financial statements include the accounts of People's Community Capital Corporation and its wholly owned subsidiary, People's Community Bank of South Carolina. References are made interchangeably in the following notes to the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Concentrations of credit risk
         The Company, through its subsidiary, makes loans to individuals and small businesses located primarily in Aiken County, South Carolina for various personal and commercial purposes. The subsidiary has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

Cash equivalents
         For the purposes of reporting cash flows, the Company considers all liquid nonequity investments with an original maturity of three months or less to be cash equivalents. For the purpose of the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks".

Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Securities
         Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. There were no "held to maturity" securities at March 31, 1998. Securities that may be sold prior to maturity for asset/liability management purposes are classified as securities available for sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of shareholders' equity. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary are included in earnings as realized losses. Interest on securities, including the amortization of premiums and the accretion of discounts, are reported as interest income using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method.

Loans
         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.

         Loans are defined as impaired when "based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement." All loans are subject to these criteria except for "smaller-balance homogeneous loans that are collectively evaluated for impairment" and loans

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


"measured at fair value or at the lower of cost or fair value." The Bank considers its consumer installment portfolio, and home equity lines as meeting these criteria.

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

Allowance for loan losses
         The allowance for loan losses is established through provisions for loan losses charged against income. Portion of loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses related to impaired loans that are identified for evaluation is based on collateral using the loan's initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans. By the time a loan becomes probable of foreclosure it has been charged down to fair value, less estimated cost to sell.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

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

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company files a consolidated federal income tax return. Separate state income tax returns are filed.

Net loss per share of common stock
         Net loss per common share is computed by dividing net loss by weighted average number of shares of common stock outstanding. Stock options outstanding are not dilutive; therefore, only basic net income per share is presented.

Organization costs
         Organization costs are costs that have been incurred in the expectation that they will generate future revenues. Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company. Organization costs are capitalized when incurred, and are amortized over a period of sixty months.

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

Recently issued accounting standards
         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB 130), was issued and established standards for reporting and displaying comprehensive income and its components. FASB 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. Accordingly, the Consolidated Statements of Comprehensive Income (Loss) have been included in the financial statements.

         Other accounting standards that have been issued by the Financial Accounting Standards Board that do not require adoption until a future date will have no material impact on the financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of People's Community Capital Corporation. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information in this report.

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

         People's Community Capital Corporation (the Company) was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. The Company's wholly-owned subsidiary, People's Community Bank of South Carolina (the Bank), commenced business on September 22, 1997, and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public.

Results of Operations

         Since principal banking operations only commenced on September 22, 1997, a comparison of the March 31, 1998 results to those of March 31, 1997 (when the Company was still a development stage enterprise) are not meaningful. This discussion will therefore concentrate on the March 31, 1998 results.

         Net loss for the three-month period ended March 31, 1998 amounted to $88,158, or $.09 per share. The following is a brief discussion of the more significant components of the net loss:

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the three-month period ended March 31, 1998:

                Interest
             Earning Assets/                       Average                Interest
           Bearing Liabilities                     Balance             Income/Expense           Yield/Rate
           -------------------                   ------------          --------------           ----------
Federal funds sold                               $  7,865,220              $108,835                 5.53%
Short-term investments                                758,790                11,546                 6.09%

Securities                                          6,793,779               106,669                 6.28%
Loans                                               5,972,986               150,816                10.10%
                                                  -----------             ---------                ------
Total earning assets                              $21,390,775              $377,866                 7.07%
                                                  -----------              --------                ------
Interest-bearing deposits                         $12,107,114              $141,685                 4.68%
                                                  -----------              --------                 -----
Total interest-bearing liabilities                $12,107,114              $141,685                 4.68%
                                                  -----------              --------                 -----
Net interest income/margin                                                 $236,181                 2.38%
                                                                           ========
Net yield on earning assets                                                                         4.42%

         As shown above, the net interest margin was 2.38% at March 31, 1998, an increase over the annualized spread of 1.43% at December 31, 1997. The net yield on earning assets was 4.42% at March 31, 1998 compared to 4.64% at the end of last year.

         Other income for the three-month period ended March 31, 1998 was $32,039. Of this total, $8,908 represented service charges on deposit accounts. The remaining $23,131 was income generated from other fees charged, the largest of which was brokered mortgage origination fee income of $16,405.

         Operating expenses for the period were $352,248, consisting primarily of salaries and employee benefits of $219,317.

         The provision for loan losses was increased by $60,000 during the first quarter of 1998, bringing the total reserve balance to $120,000. This amount represents 1.54% of gross loans, compared to 1.52% at December 31, 1997. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The Company had no non-performing loans or net charge-offs in the first quarter.

         Total consolidated assets increased by $6 million to $27.3 million during the three-month period ended March 31, 1998. The increase was generated primarily through a corresponding $6.1 million increase in deposits. The funds were used to increase loans by $3.8 million and the balance was invested in investment securities available for sale.

Liquidity and sources of capital

         At March 31, 1998, the Company's liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $7,164,461, representing 26.3% of total assets. Investment securities amounted to $10,354,120, representing 38% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity. For the three-month period ended March 31, 1998, total deposits increased from $11.7 million at year-end to $17.8 million, representing an increase of 52%, or 208% on an annualized basis. However, the Company does not expect that it will maintain this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

         The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at March 31, 1998:


                                                                            Minimum
                                                 Ratio                    Requirements
                                                 -----                    ------------
          Tier 1 capital                         46.17%                       4.0%
          Total capital                          47.20%                       8.0%
          Tier 1 leverage ratio                  26.73%                       4.0%

Year 2000 Readiness

         The Bank relies upon operational systems, outsource providers and computer hardware and software, each with varying degrees of dependence on computer solutions and/or embedded microchips. Some number of these systems may be affected by considerations involving several dates either prior to or following the Year 2000. The Bank is in the process of seeking to identify both internal and external systems which will be affected, attain assurances about their Year 2000 compliance, and initiate corrective actions as appropriate. Based on information currently available, management does not believe that the Company will incur significant costs in connection with the Year 2000 issue and further estimates at this time that direct project costs should not exceed $10,000. However, Year 2000 costs are difficult to estimate, particularly since the Company relies largely on outside service providers for many of its computer hardware and software products, and total costs could exceed this amount substantially. Furthermore, the Bank potentially may have some number of business loan customers who could be affected by the Year 2000 issue and negatively affect such customer's ability to repay credit extended. Therefore, even if the Company does not incur any significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers or other providers addressing the Year 2000 issues or the costs involved in such process will not have an adverse effect on the Company's business, financial condition or results of operations. At present, one member of senior management is currently devoting approximately 10% of his time towards this project and the Company expects to be Year 2000 ready by December 31, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended March 31, 1998.

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

                  21.1     Subsidiaries of the Company.

                  27.1 Financial Data Schedule (for electronic filing purposes).

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          PEOPLE'S COMMUNITY CAPITAL CORPORATION




Date:   May 12, 1998                      By:/s/ Tommy B. Wessinger
                                                 Tommy B. Wessinger
                                                 Chief Executive Officer