Form 10QSB
period 1998-06-30
PEOPLES COMMUNITY CAPITAL CORP
filed 1998-08-12
CIK 1037249

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

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

              106-A PARK AVENUE, S.W., AIKEN, SOUTH CAROLINA 29801
                    (Address of Principal Executive Offices)

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

         993,162 shares of common stock, par value $.01 per share, were issued and outstanding as of August 7, 1998.

           Transitional Small Business Disclosure Format (check one):
                                                              Yes      No  X

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,            December 31,
                                                                                    1998                  1997
                                                                                -------------        -------------
                                                                                (Unaudited)            (Audited)
                                                      ASSETS
Cash and due from banks                                                         $     784,822       $     625,785
Federal funds sold                                                                  1,280,000           9,240,000
Securities, available for sale                                                     13,625,469           5,629,838
Loans receivable, net                                                              11,928,672           3,889,163
Properties and equipment, net                                                       1,591,962           1,607,802
Accrued interest receivable                                                           252,276              45,769
Deferred income taxes                                                                 228,934             149,182
Other assets                                                                           74,821              83,428
                                                                                -------------       -------------
         Total assets                                                           $  29,766,956       $  21,270,967
                                                                                =============       =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Non-interest bearing deposits                                                 $   3,166,466       $   1,954,224
  Interest bearing deposits                                                        17,157,697           9,751,398
                                                                                -------------       -------------
         Total deposits                                                            20,324,163          11,705,622
  Accrued interest payable                                                             35,443              21,362
  Accrued expenses and other liabilities                                               71,869              83,377
                                                                                -------------       -------------
         Total liabilities                                                         20,431,475          11,810,361
                                                                                -------------       -------------


Stockholders' equity:
  Common stock, $.01 par value; 10,000,000 shares
    authorized, 993,162 shares issued and outstanding                                   9,932               9,932
  Additional paid-in-capital                                                        9,738,058           9,738,058
  Retained earnings (deficit)                                                        (428,689)           (289,595)
  Net unrealized gain on securities available for sale,
    net of income taxes                                                                16,180               2,211
                                                                                -------------       -------------
         Total stockholders' equity                                                 9,335,481           9,460,606
                                                                                -------------       -------------
         Total liabilities and stockholders' equity                             $  29,766,956       $  21,270,967
                                                                                =============       =============


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                           For the three months                    For the six months
                                                              ended  June 30,                         ended June 30,
                                                      ------------------------------         ----------------------------
                                                          1998             1997                   1998             1997
                                                      (unaudited)       Development           (unaudited)      Development
                                                                     stage enterprise                       stage enterprise
                                                                       (unaudited)                             (unaudited)
Interest income:
  Loans, including fees                              $   241,364        $        --            $ 392,180       $      --
  Federal funds sold                                      51,103                 --              159,938              --
  Securities and short-term investments                  196,131              1,131              314,346           1,351
                                                     -----------       ------------          -----------       ---------
         Total interest income                           488,598              1,131              866,464           1,351
                                                     -----------       ------------          -----------       ---------

Interest expense:
  Deposits                                               190,395                 --              332,080              --
                                                     -----------       ------------          -----------       ---------
         Total interest expense                          190,395                 --              332,080              --
                                                     -----------       ------------          -----------       ---------

  Net interest income                                    298,203              1,131              534,384           1,351
  Provision for loan losses                               50,000                 --              110,000              --
                                                     ------------      ------------          -----------       ---------
         Net interest income after provision
           for loan losses                               248,203              1,131              424,384           1,351
                                                     -----------       ------------          -----------       ---------

Non-interest income:
  Service charges on deposit accounts                     13,470                 --               22,378              --
  Other income                                            18,488                 --               41,619              --
                                                     -----------       ------------          -----------       ---------
         Total non-interest income                        31,958                 --               63,997              --
                                                     -----------       ------------          -----------       ---------

Non-interest expenses:
  Salaries and employee benefits                         219,955             41,086              439,272          46,086
  Occupancy and equipment                                 43,629              8,800               89,465          10,800
  Consulting and professional fees                         9,959                 --               22,808              --
  Customer related expenses                               21,535                 --               40,415              --
  General operating expenses                              33,513              4,013               68,670           5,016
  Other expenses                                          34,270             12,641               54,479          14,345
                                                    ------------       ------------          -----------       ---------
         Total non-interest expenses                     362,861             66,540              715,109          76,247

Loss before income taxes                                 (82,700)           (65,409)            (226,728)        (74,896)
Income tax benefits                                      (31,764)                --              (87,634)             --
                                                    ------------       ------------          -----------       ---------

Net loss                                              $  (50,936)       $   (65,409)           $(139,094)      $ (74,896)
                                                    ============       ============          ===========       =========

Net loss per share of common stock                   $      (.05)               N/A            $    (.14)            N/A
                                                    ============       ============          ============      =========
Weighted average shares outstanding                      993,162                 10              993,162              10
                                                    ============       ============          ============      =========


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                          For the three months                For the six months
                                                             ended June 30,                     ended June 30,
                                                            ----------------                    --------------
                                                        1998              1997             1998              1997
                                                        ------            ----             ----              ----
                                                     (unaudited)       Development      (unaudited)       Development
                                                                       stage                              stage enterprise
                                                                       enterprise
                                                                       (unaudited)                        (unaudited)

Net loss                                             $(50,936)         $ (65,409)        $(139,094)      $ (74,896)

Other comprehensive income, net of tax:
  Net change in unrealized gain on securities
    available for sale                                  12,760                --             13,969              --
                                                     ---------         ---------         ----------       ---------

         Total other comprehensive income               12,760                --             13,969              --
                                                     ---------         ---------         ----------       ---------

Comprehensive loss                                   $ (38,176)        $ (65,409)        $ (125,125)      $ (74,896)
                                                     =========         =========         ==========       =========




















          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the six months
                                                                                         ended June 30,
                                                                                 ----------------------------
                                                                                    1998            1997
                                                                                   ------          ------
                                                                                 (unaudited)     Development
                                                                                               stage enterprise
                                                                                                 (unaudited)
OPERATING ACTIVITIES:
  Net loss                                                                      $  (139,094)     $   (74,896)
  Adjustments to reconcile net loss to net cash used
    for operating activities:
      Depreciation and amortization                                                  50,638               --
      Provision for loan losses                                                     110,000               --
      Deferred income taxes                                                         (79,752)              --
      Deferred compensation expense                                                      --           20,000
      Changes in deferred and accrued amounts:
        Other assets and accrued interest receivable                               (197,900)         (89,914)
        Accrued expenses and other liabilities                                        2,573           32,116
                                                                                -----------      -----------

         Net cash used for operating activities                                    (253,535)        (112,694)
                                                                                -----------      -----------

INVESTING ACTIVITIES:
  Purchase of securities available for sale                                     (11,731,302)              --
  Maturities of securities available for sale                                     3,749,640               --
  Purchase of property and equipment                                                (34,798)        (877,737)
  Net increase in loans                                                          (8,149,509)              --
  Net decrease in federal funds sold                                              7,960,000               --
                                                                                -----------      -----------

         Net cash used for investing activities                                  (8,205,969)        (877,737)
                                                                                -----------      -----------

FINANCING ACTIVITIES:
  Net increase in deposits                                                        8,618,541               --
  Issuance of development stage enterprise stock                                         --              100
  Non-interest bearing borrowings from organizers                                        --          235,000
  Proceeds from notes payable                                                            --          725,000
                                                                                                 -----------

         Net cash provided by financing activities                                8,618,541          960,100
                                                                                -----------      -----------

Net increase (decrease) in cash and due from banks                                  159,037          (30,331)
Cash and due from banks at beginning of period                                      625,785           35,000
                                                                                -----------      -----------
Cash and due from banks at end of period                                        $   784,822      $     4,669
                                                                                ===========      ===========

Supplemental disclosure:
    Cash paid during the period for interest                                    $   317,999      $        --

Non-cash investing and financing activities:
    Unrealized gain on securities available for sale                            $    13,969      $        --



          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

NOTE 2.     SUMMARY OF ORGANIZATION

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

NOTE 3.     STOCK OPTION PLAN

         On April 29, 1998, the Company adopted a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 250,000 options at an option price per share not less than the fair market value on the date of grant. On June 16, 1998, 213,394 incentive stock options were granted to directors, officers and employees that expire 10 years from the grant date and are subject to various vesting schedules. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model and the minimum value method allowed by SFAS 123. There is no effect on the reported net loss or net loss per share based upon the pricing model computations.

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         People's Community Capital Corporation (the Company) was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. The Company's wholly-owned subsidiary, People's Community Bank of South Carolina (the Bank) commenced business on September 22, 1997, and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. The Bank operates two banking centers located in Aiken and North Augusta, South Carolina.

Results of Operations

         Since principal banking operations only commenced on September 22, 1997, a comparison of the June 30, 1998 results to those of June 30, 1997 (when the Company was still a development stage enterprise) are not meaningful.
This discussion will therefore concentrate on the June 30, 1998 results.

         Net loss for the six-month period ended June 30, 1998 amounted to $139,094, or $.14 per share. The following is a brief discussion of the more significant components of the net loss:

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the six-month period ended June 30, 1998:


           Interest
        Earning Assets/                        Average                    Interest
      Bearing Liabilities                      Balance                 Income/Expense           Yield/Rate
      -------------------                   -------------              --------------           ----------
Federal funds sold                          $   5,782,885                   $ 159,937               5.53%
Short-term investments                            379,395                      11,546               6.09%
Securities                                      9,609,490                     302,800               6.30%
Loans                                           7,928,041                     392,181               9.89%
                                            -------------              --------------            --------
Total earning assets                        $  23,699,810                   $ 866,464               7.31%
                                            -------------              --------------            --------

Interest-bearing deposits                   $  14,316,271                   $ 332,080               4.64%
                                            -------------              --------------            --------
Total interest-bearing liabilities          $  14,316,271                   $ 332,080               4.64%
                                            -------------              --------------            --------

Net interest income/margin                                                  $ 534,384               2.67%
                                                                       ==============

Net yield on earning assets                                                                         4.51%

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


         As shown above, the net interest margin was 2.67%, an increase over the annualized spread of 1.43% at December 31, 1997. The net yield on earning assets was 4.51% at June 30, 1998 compared to 4.64% at the end of last year. The net margin has increased as more of the earning assets have moved from investments into the higher yielding loan portfolio. Similarly, as deposits have increased, the interest paid has increased causing a slight decline in the net yield on earning assets.

         Other income for the six-month period ended June 30, 1998 was $63,997. Of this total, $22,378 represented service charges on deposit accounts. The remaining $41,619 was income generated from other fees charged, the largest of which was brokered mortgage origination fee income of $26,998.

         Operating expenses for the period were $715,109 consisting primarily of salaries and employee benefits of $439,272.

         The provision for loan losses was increased by $110,000 during the first six months bringing the total reserve balance to $170,000. This amount represents 1.41% of gross loans, compared to 1.52% at December 31, 1997. However, management's judgement as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The Company had no non-performing loans or net charge-offs in the first two quarters.

         Total consolidated assets increased by $8.5 million to $29.7 million during the six-month period ended June 30, 1998. The increase was generated primarily through a corresponding $8.6 million increase in deposits. The funds were used to increase loans by $8 million. Federal funds sold decreased by $8 million since December 31, 1997 as the funds were invested in available-for-sale securities.

Liquidity and sources of capital

         At June 30, 1998, the Company's liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $2,064,822, representing 6.9% of total assets. Investment securities amounted to $13,625,469, representing 45.8% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity. For the six-month period ended June 30, 1998, total deposits increased from $11.7 million at year-end to $20.3 million, representing an increase of 74%, or 147% on an annualized basis. However, the Company does not expect that it will maintain this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.
         The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time. The Company has no commitments or immediate plans for significant capital expenditures at this time. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at June 30, 1998:

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


                                                                    Minimum
                                                Ratio             Requirements
                                                -----             ------------
Tier 1 capital                                  33.55%                  4.0%
Total capital                                   34.62%                  8.0%
Tier 1 leverage ratio                           20.70%                  4.0%


Year 2000 Readiness

         The Bank relies upon operational systems, outsource providers and computer hardware and software each with varying degrees of dependence on computer solutions and/or embedded microchips. Some number of these systems may be affected by considerations involving several dates either prior to or following the Year 2000. The Bank is in the process of seeking to identify both internal and external systems which will be affected, attain assurances about their Year 2000 compliance and initiate corrective actions as appropriate. Based on information currently available, management does not believe that the Company will incur significant costs in connection with the Year 2000 issue and further estimates at this time that direct project costs should not exceed $10,000. However, Year 2000 costs are difficult to estimate, particularly since the Company relies largely on outside service providers for many of its computer hardware and software products, and total costs could exceed this amount substantially. Furthermore, the Bank potentially may have some number of business loan customers who could be affected by the Year 2000 issue and negatively affect such customer's ability to repay credit extended. Therefore, even if the Company does not incur any significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers, or other providers addressing the Year 2000 issues or the costs involved in such process will not have an adverse effect on the Company's business, financial condition and results of operations. At present, one member of senior management is currently devoting approximately 10% of his time towards this project and the Company expects to be Year 2000 ready by December 31, 1998.

Recently issued accounting standards

         In June 1997, Statement of Financial Accounting Standards NO. 130, "Reporting Comprehensive Income" (FASB 130), was issued, and established standards for reporting and displaying comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. Accordingly, the Consolidated Statements of Comprehensive Income (Loss) have been included in the financial statements.

         In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of SFAS 131 will have a material effect on its financial statements.

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the statement of financial

PART I  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

position as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

         In April 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supercedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will not have an impact on the financial statements of the Company due to the disclosure only requirements.

         In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company does not anticipate that adoption of SOP 98-1 will have a material effect on its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES

(a)      Not applicable

(b)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Several matters were voted upon at the Annual Meeting of Shareholders held on April 29, 1998.

1. The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one -third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Margaret Holley-Taylor, Clark D. Moore, M.D., Donald W. Thompson, and John B. Tomarchio, M.D. The current Class II directors are Raymond D. Brown, W. Cothran Campbell, Alan
     J. George, and Anthony E. Jones. The current Class III directors are James
     D. McNair, Russell D. Phelon, and Tommy B. Wessinger. The initial Class I directors were reelected in 1997 by the Company's sole shareholder before the close of the Company's stock offering. The current terms of the Class II directors expired at the Annual Meeting. Each of the four current Class II directors was nominated for reelection and stood for election at the Annual Meeting on April 29, 1998 for a three year term. The number of votes for the election of the Class II directors was 756,665 and there were no votes against the reelection, and 4,550 abstained from voting. The terms of the Class III directors will expire at the 1999 Annual Meeting of Shareholders, and the terms of the Class I directors will expire at the 2000 Annual Meeting of Shareholders.

2. The shareholders of the Company approved the People's Community Capital Corporation 1998 Stock Option Plan. The Plan provides that restricted stock may be awarded, and stock options may be granted, with respect to an aggregate of no more than 250,000 shares, subject to adjustment upon changes in capitalization. Stock appreciation rights may also be granted under the Plan. The number of votes for the approval of the Plan was 626,212. The number of votes against the Plan was 15,500, and 600 abstained from voting.

3. The third issue voted upon at the Annual Meeting of Shareholders was the ratification of Elliott, Davis & Company, L.L.P. to serve as the Company's outside accountants for the year ending December 31, 1998. The number of votes for the accountants was 756,315. There were 2,300 votes against the accountants and 2,600 abstained from voting on this matter.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits 27.1 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  PEOPLE'S COMMUNITY CAPITAL CORPORATION




Date:   August 10, 1998           By:   /s/ Tommy B. Wessinger
                                      --------------------------
                                       Tommy B. Wessinger
                                       Chief Executive Officer