Form 10QSB
period 1998-09-30
PEOPLES COMMUNITY CAPITAL CORP
filed 1998-11-10
CIK 1037249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from                 to
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

         998,162 shares of common stock, par value $.01 per share, were issued and outstanding as of November 6, 1998.

         Transitional Small Business Disclosure Format (check one):
                                                           Yes      No  X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,      December 31,
                                                                     1998             1997
                                                                     ----             ----
                                                                 (Unaudited)        (Audited)

                                     ASSETS
Cash and due from banks                                         $  1,237,196       $    625,785
Federal funds sold                                                 4,810,000          9,240,000
Securities, available for sale                                     8,739,773          5,629,838
Loans receivable, net                                             16,014,575          3,889,163
Properties and equipment, net                                      1,585,445          1,607,802
Accrued interest receivable                                          221,805             45,769
Deferred income taxes                                                225,328            149,182
Other assets                                                         121,323             83,428
                                                                ------------       ------------
         Total assets                                           $ 32,955,445       $ 21,270,967
                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Non-interest bearing deposits                                 $  3,872,037       $  1,954,224
  Interest bearing deposits                                       19,322,863          9,751,398
                                                                ------------       ------------
         Total deposits                                           23,194,900         11,705,622
  Accrued interest payable                                            38,351             21,362
  Accrued expenses and other liabilities                              72,151             83,377
  Other borrowings                                                   310,441                  0
                                                                ------------       ------------
         Total liabilities                                        23,615,843         11,810,361
                                                                ------------       ------------


Stockholders' equity:
  Common stock, $.01 par value; 10,000,000 shares
    authorized, 993,162 shares issued and outstanding                  9,932              9,932
  Additional paid-in-capital                                       9,738,058          9,738,058
  Retained earnings (deficit)                                       (444,081)          (289,595)
  Net unrealized gain on securities available for sale,
    net of income taxes                                               35,693              2,211
                                                                ------------       ------------
         Total stockholders' equity                                9,339,602          9,460,606
                                                                ------------       ------------
         Total liabilities and stockholders' equity             $ 32,955,445       $ 21,270,967
                                                                ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the three months             For the nine months
                                                     ended September 30,             ended September 30,
                                                     -------------------             -------------------
                                                    1998             1997             1998             1997
                                                    ----             ----             ----             ----
Interest income:
  Loans, including fees                           $ 336,351       $      37       $   728,531       $      37
  Federal funds sold                                 44,372          88,074           204,310           8,074
  Securities and short-term investments             176,636              11           490,982           1,362
                                                  ---------       ---------       -----------       ---------
         Total interest income                      557,359          88,122         1,423,823          89,473
                                                  ---------       ---------       -----------       ---------


Interest expense:
  Deposits                                          208,465             902           540,545             902
  Other borrowings                                    3,400              --             3,400              --
                                                  ---------       ---------       -----------       ---------
         Total interest expense                     211,865             902           543,945             902
                                                  ---------       ---------       -----------       ---------


  Net interest income                               345,494          87,220           879,878          88,571
  Provision for loan losses                          55,000              --           165,000              --
                                                  ---------       ---------       -----------       ---------
         Net interest income after provision
           for loan losses                          290,494          87,220           714,878          88,571
                                                  ---------       ---------       -----------       ---------

Non-interest income:
  Service charges on deposit accounts                23,709              48            46,087              48
  Other income                                       18,636             405            60,255             405
                                                  ---------       ---------       -----------       ---------
         Total non-interest income                   42,345             453           106,342             453
                                                  ---------       ---------       -----------       ---------

Non-interest expenses:
  Salaries and employee benefits                    214,478          61,201           653,750         107,287
  Occupancy and equipment                            52,473           6,480           141,938          22,296
  Consulting and professional fees                    8,330          34,204            31,138          34,204
  Customer related expenses                          13,360              --            53,775              --
  General operating expenses                         39,836          31,690           108,506          31,690
  Other expenses                                     29,325          27,113            83,804          41,458
                                                  ---------       ---------       -----------       ---------
         Total non-interest expenses                357,802         160,688         1,072,911         236,935

Loss before income taxes                            (24,963)        (73,015)         (251,691)       (147,911)
Income tax benefits                                  (9,570)             --           (97,204)             --
                                                  ---------       ---------       -----------       ---------

Net loss                                          $ (15,393)      $ (73,015)      $  (154,487)      $(147,911)
                                                  =========       =========       ===========       =========

Net loss per share of common stock                $    (.02)      $    (.08)      $      (.16)      $    (.15)
                                                  =========       =========       ===========       =========
Weighted average shares outstanding                 993,162         993,162           993,162         993,162
                                                  =========       =========       ===========       =========


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                     For the three months          For the nine months
                                                     ended  September 30,          ended September 30,
                                                     --------------------          -------------------
                                                     1998            1997          1998            1997
                                                     ----            ----          ----            ----

Net income (loss)                                  $(15,393)      $(73,015)      $(154,487)      $(147,911)

Other comprehensive income, net of tax:
  Net change in unrealized gain on securities
    available for sale                               19,513             --          33,482              --
                                                   --------       --------       ---------       ---------

         Total other comprehensive income            19,513             --          33,482              --
                                                   --------       --------       ---------       ---------

Comprehensive income (loss)                        $  4,120       $(73,015)      $(121,005)      $(147,911)
                                                   ========       ========       =========       =========






















          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the nine months
                                                                          ended September 30,
                                                                          -------------------
                                                                        1998              1997
                                                                        ----              ----
OPERATING ACTIVITIES:
  Net loss                                                         $   (154,487)      $   (147,911)
  Adjustments to reconcile net loss to net cash (used)
    provided for operating activities:
      Depreciation and amortization                                      83,918                 --
      Provision for loan losses                                         165,000                 --
      Deferred income taxes                                             (76,146)                --
      Changes in deferred and accrued amounts:
        Other assets and accrued interest receivable                   (222,523)           (60,929)
        Accrued expenses and other liabilities                            5,763            394,624
                                                                   ------------       ------------

         Net cash (used for) provided by operating activities          (198,475)           185,784
                                                                   ------------       ------------

INVESTING ACTIVITIES:
  Purchase of securities available for sale                         (11,803,559)                --
  Maturities and calls of securities available for sale               8,727,106                 --
  Purchase of property and equipment                                    (52,968)        (1,578,859)
  Net increase in loans                                             (12,290,412)           (39,830)
  Net decrease (increase) in federal funds sold                       4,430,000         (9,790,000)
                                                                   ------------       ------------
         Net cash used for investing activities                     (10,989,833)       (11,408,689)
                                                                   ------------       ------------

FINANCING ACTIVITIES:
  Net increase in deposits                                           11,489,278          2,527,823
  Non-interest bearing borrowings from organizers                            --            240,000
  Repayment of borrowings from organizers                                    --           (275,000)
  Sale of stock, net of registration costs                                   --          9,745,265
  Borrowings from Federal Reserve TT&L Note                             310,441                 --
                                                                   ------------       ------------

         Net cash provided by financing activities                   11,799,719         12,238,088
                                                                   ------------       ------------

Net increase in cash and due from banks                                 611,411          1,015,183
Cash and due from banks at beginning of period                          625,785             35,000
                                                                   ------------       ------------
Cash and due from banks at end of period                           $  1,237,196       $  1,050,183
                                                                   ============       ============

Supplemental disclosure:
    Cash paid during the period for interest                       $    526,956       $        253
                                                                   ============       ============




          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

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

NOTE 3.     STOCK-BASED COMPENSATION AND STOCK OPTIONS

         "Accounting for Stock-Based Compensation", Statement of Financial Accounting Standards No. 123, allows a company to either adopt the fair value method or continue the intrinsic valuation method presented under Accounting Principles Board ("APB") Opinion 25 to account for stock-based compensation. The Company has elected to use APB Opinion 25 and the intrinsic value method. The intrinsic value method measures compensation expense as the difference between the quoted market price of the stock and the exercise price of the option on the date of grant.

         On April 29, 1998, the Company adopted a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 250,000 options at an option price per share not less than the fair market value on the date of grant. On June 16, 1998, 213,394 incentive stock options were granted to directors, officers and employees that expire 10 years from the grant date and are subject to various vesting schedules. Also, the Corporation is obligated to grant additional options to the Chief Executive Officer for the future purchase of 10,000 shares of common stock at $10.00 per share. The options will vest at the rate of 2,000 shares on each December 31 beginning in 1998 and ending in 2002. There is no effect on the reported net loss or net loss per share based upon pricing model computations.

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

         People's Community Capital Corporation (the Company) was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. The Company's wholly-owned subsidiary, People's Community Bank of South Carolina (the Bank) commenced business on September 22, 1997, and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. The Bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

          The second banking center located in Aiken was opened on September 8, 1998 in leased offices that also are the headquarters of the holding company. An option has been obtained to purchase a tract of land in downtown Aiken for the construction of a permanent banking center office. The cost of the land is expected to be approximately $138,000. Construction of the office is not expected to begin until 1999.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

         Since principal banking operations only commenced on September 22, 1997, a comparison of the September 30, 1998 results to those of September 30, 1997 are not entirely meaningful. This discussion will therefore concentrate on the September 30, 1998 operations with limited references to 1997 results or balances.

         The Company's net loss for the third quarter of 1998 was $15,393 compared to a loss of $73,015 in the same period last year when the banking operations were just beginning. The loss per share decreased to $.02 compared to $.08 for the same period in 1997. Net loss for the nine months ended September 30, 1998 was $154,487, or $.16 per share, compared to a loss of $147,911, or $.15 per share, for the same period in 1997. The variance in performance between the two periods is directly attributable to the start-up nature of the company in 1997. The following is a brief discussion of the more significant components of the net loss:

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the nine-month period ended September 30, 1998:

           Interest
        Earning Assets/                       Average             Interest
      Bearing Liabilities                     Balance          Income/Expense         Yield/Rate
      -------------------                     -------          --------------         ----------

Federal funds sold                          $ 4,937,141          $  204,310             5.52%
Short-term investments                          252,930              10,359             5.46%
Securities                                   10,224,571             480,623             6.27%
Loans                                        10,006,850             728,531             9.71%
                                            -----------          ----------             ----
Total earning assets                        $25,421,492          $1,423,823             7.47%
                                            -----------          ----------             ----

Interest-bearing deposits                   $15,788,177          $  540,545             4.56%
Interest-bearing borrowings                      84,970               3,400             5.33%
                                            -----------          ----------             ----
Total interest-bearing liabilities          $15,873,147          $  543,945             4.57%
                                            -----------          ----------             ----

Net interest income/margin                                       $   879,878            2.90%
                                                                 ===========

Net yield on earning assets                                                             4.61%

         As shown above, the net interest margin was 2.90%, an increase over the annualized spread of 1.43% at December 31, 1997. The net yield on earning assets was 4.61% at September 30, 1998 compared to 4.64% at the end of last year. The net margin has increased as more of the earning assets have moved from investments into the higher yielding loan portfolio. Similarly, as deposits have increased, the interest paid has increased causing a slight decline in the net yield on earning assets.

Non-interest Income

         Non-interest income for the nine-month period ended September 30, 1998 was $106,342 compared to $453 for the same period in 1997. Of this total, $46,087 represented service charges on deposit accounts. The remaining $60,255 was income generated from other fees charged, the largest of which was brokered mortgage origination fee income of $37,346. Also included in non-interest income is a year to date net gain on the sale of available-for-sale securities of $547.

Non-interest Expense

         Non-interest expenses for the nine-month period were $1,072,911, consisting primarily of salaries and employee benefits of $653,750. Non-interest expenses for the same period in 1997 were $236,935 when the Company was not in operations for the entire period.

Provision for Loan Losses

         The provision for loan losses was increased by $165,000 during the first nine months bringing the total reserve balance to $225,000. This amount represents 1.39% of gross loans, compared to 1.52% at December 31, 1997. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

BALANCE SHEET REVIEW

         Total consolidated assets increased by $11.7 million to $32.9 million during the nine-month period ended September 30, 1998. The increase was generated primarily through a corresponding $11.5 million increase in deposits. The funds were used to increase loans by $12.1 million. Federal funds sold decreased by $4.4 million since December 31, 1997 and the funds were invested primarily in available-for-sale securities for an increase of $3.1 million and the remainder in loans.

Loans

         Outstanding loans represent the largest component of earning assets as of September 30, 1998 at $16,014,575, or 54.2% of total earning assets. Loans increased $12,125,412, or 312%, since December 31, 1997.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The yield on the Company's loans as of September 30, 1998 was 9.71% as compared to a yield of 10.67% at December 31, 1997. The variance in yields is primarily due to the mix of loans in the relatively small loan volume in 1997 as compared to the larger portfolio at September 30, 1998.

Allowance for Loan Losses

         The allowance for loan losses at September 30, 1998 was $225,000, or 1.39% of loans outstanding, compared to an allowance of $60,000, or 1.52%, at December 31, 1997. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but mostly, because of the lack of historical data available in a new company, based on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of September 30, 1998, there have been no non-performing loans or net charge-offs since inception.

Securities

         Investment securities represented 29.5% of earning assets at September 30, 1998 with a total of $8,739,773, up $3,109,935 from the December 31, 1997 balance of $5,629,838. The yield on investment securities was 6.27% at September 30, 1998 compared to 6.16% at December 31, 1997. Included in available for sale securities is $81,700 of stock purchased in September 1998 in the

Federal Home Loan Bank of Atlanta. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits

         The Company's primary source of funds for loans and investments is its deposits. Deposits grew $11,489,278, or 98%, since year end 1997 for a total of $23,194,900 at September 30, 1998. The average rates paid on interest-bearing deposits were 4.56% and 4.74% at September 30, 1998 and December 31, 1997, respectively. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates were paid initially to attract deposits but have decreased based on the factors above.

Liquidity and sources of capital

         At September 30, 1998, the Company's liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $6,047,196, representing 18.3% of total assets. Investment securities amounted to $8,739,773, representing 26.5% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity. For the nine-month period ended September 30, 1998, total deposits increased from $11.7 million at year-end to $23.2 million, representing an increase of 98%, or 131% on an annualized basis. However, the Company does not expect that it will maintain this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

         The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the Bank maintains a line of credit from its correspondent bank in the amount of $1,800,000, and is able to borrow from the Federal Home Loan Bank. At September 30, 1998, unused borrowing capacity from the FHLB was approximately $980,000.

         The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time. The Company has no commitments or immediate plans for significant capital expenditures at this time. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at September 30, 1998:

                                                            Minimum
                                           Ratio          Requirements
                                           -----          ------------

Tier 1 capital                             27.00%            4.0%
Total capital                              28.14%            8.0%
Tier 1 leverage ratio                      18.19%            4.0%

YEAR 2000 READINESS

         The Bank relies upon operational systems, outsource providers and computer hardware and software each with varying degrees of dependence on computer solutions and/or embedded microchips. Some number of these systems may be affected by considerations involving several dates either prior to or following the Year 2000. Presently the Bank is obtaining and assessing test results to determine reliability and adequacy towards satisfying Year 2000 related requirements. Based on information currently available, management does not believe that the Company will incur significant costs in connection with the Year 2000 issue and further estimates at this time that direct project costs should not exceed $10,000. However, Year 2000 costs are difficult to estimate, particularly since the Company relies largely on outside service providers for many of its computer hardware and software products, and total costs could exceed this amount substantially. Furthermore, the Bank potentially may have some number of business loan customers who could be affected by the Year 2000 issue and negatively affect such customer's ability to repay credit extended. Therefore, even if the Company does not incur any significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers, or other providers addressing the Year 2000 issues, or the costs involved in such process will not have an adverse effect on the Company's business, financial condition and results of operations. The Bank is currently working to enhance its Testing Methodology and Y2K Contingency Plan and all testing is expected to be completed by mid 1999. One senior management member continues to devote approximately 10% of his time towards this project.

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

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the statement of financial position as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

         In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The new statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement will have no effect on the financial statements of the Company.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES

(a)      Not applicable

(b)      Not applicable

(c) On October 27, 1998 the Company issued 5,000 shares to its President and Chief Executive Officer, Tommy B. Wessinger, for services rendered pursuant to his employment agreement with the Company. These shares were issued pursuant to
Section 4(2) under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the three months ended September 30, 1998.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibit - 27.1 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PEOPLE'S COMMUNITY CAPITAL CORPORATION




Date:   November 6, 1998                By:      /s/ Tommy B. Wessinger
                                             ------------------------------
                                        Tommy B. Wessinger
                                        Chief Executive Officer