Form 10KSB
period 1998-12-31
PEOPLES COMMUNITY CAPITAL CORP
filed 1999-03-22
CIK 1037249

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
 ---     of 1934 (Fee required) For the fiscal year ended December 31, 1998

         OR

 --- Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
         For the transition period from          to
                                        ---------   ----------

                          Commission file no. 333-25179

                      PEOPLES COMMUNITY CAPITAL CORPORATION
                      -------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      South Carolina                        58-2287073
                      --------------                        ----------
               (State or Other Jurisdiction             (I.R.S. Employer
             of Incorporation or Organization)        Identification No.)

                  106A Park Avenue, S.W.
                   Aiken, South Carolina                      29801
                   ---------------------                      -----
         (Address of Principal Executive Offices)          (Zip Code)

                                 (803) 641-0142
                                 --------------
                 Issuer's Telephone Number, Including Area Code

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's loss for its most recent fiscal year was $111,834. As of December 31, 1998, 998,162 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 1, 1999 is $7,540,620. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         Transitional Small Business Disclosure Format.
         (Check one):  Yes          No   X
                           ---          ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Company's Proxy Statement and Annual Report.



================================================================================

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

         The second banking center located in Aiken was opened on September 8, 1998 in leased offices that also are the headquarters of the holding company. A tract of land has been purchased in downtown Aiken for the construction of a permanent banking center office. The cost of the land was approximately $139,000. Construction of the office is expected to begin sometime in 1999.

LOCATION AND SERVICE AREA

         The Bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Aiken and North Augusta, South Carolina and the surrounding area. The Company and the second Aiken office are located at 106-A Park Avenue, S.W., Aiken, South Carolina 29801. The address of the Aiken main office is 1715 Whiskey Road, Aiken, South Carolina 29803, and the address of the North Augusta branch office is 518 Georgia Avenue, North Augusta, South Carolina. The Company's telephone number is (803) 641-0142. See "Facilities."

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

         Over 70 different companies have manufacturing or industrial facilities in Aiken county, including Savannah River Site, the largest employer in the county, which is operated by Westinghouse Savannah River Company for the Department of Energy. The 1996 estimated average household income in the county was $49,063, with 15.2% of the households having income in excess of $50,000.

MARKETING FOCUS

         Most of the banks in the Aiken County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Aiken County area, the Company believes that there has been a void in the community banking market in the Aiken County area and believes that the Bank can successfully fill this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals. The Bank advertises to emphasize the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition.

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

         Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans, including home equity loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Aiken County area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank occasionally must charge a lower interest rate to attract borrowers. See "Competition." The Bank also originates loans for sale into the secondary market. The Bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, and or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Aiken County area, especially the tourist economy. The well-established banks in the Aiken County area will make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans is the established banks in the Aiken County area.

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

OTHER BANKING SERVICES

         Other bank services include safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout South Carolina and other regions. The Bank also offers credit card services through a correspondent bank as an agent for the Bank. The Bank does not plan to exercise trust powers during its initial years of operation, but has an agreement with the Southeastern Trust Company which provides trust services as an agent for the Bank.

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Aiken County area and elsewhere. As of December 31, 1998, there were five commercial banks (none of which are headquartered in Aiken County), one savings banks, and two credit unions operating in Aiken County. A number of these competitors are well established in the Aiken County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not expect to provide or will not provide initially. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

EMPLOYEES

         The Bank has approximately 20 full-time employees, three part-time employees, and two part-time couriers. The Company does not have any employees other than its officers.

                           SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of FIRREA in 1989 and following with FDICIA in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

         The Company. Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and The South Carolina Bank Holding Company Act (the "South Carolina Act"). The activities of the Company are also governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

         The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing, or controlling banks; furnishing services to or performing services for its subsidiaries; and engaging in other activities that the Federal Reserve determines to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto.

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

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") (which the Company has done) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "-- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in "The Bank--Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

         Glass-Steagall Act. The Company is also restricted in its activities by the provisions of the Glass-Steagall Act, which prohibits the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

         South Carolina Act. As a bank holding company registered under the South Carolina Act, the Company is subject to regulation by the South Carolina State Board of Financial Institutions (the "South Carolina Board"). Consequently, the Company must receive the approval of the South Carolina Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company must also file with the South Carolina Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

         The Bank. The Bank is subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Bank. Beginning with the enactment of FIRREA in 1989 and following with FDICIA in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Bank is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

         General. The Bank operates as a state bank incorporated under the laws of the United States and subject to examination by the South Carolina Board. The South Carolina Board and the FDIC regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The South Carolina Board requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC to prepare quarterly reports on the Bank's financial condition.

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated, effective January 1, 1997, the Financial Corporation ("FICO") assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

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

         Dividends. The Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The Bank must also obtain approval from the South Carolina Board prior to the payment of any dividends. In addition, under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

         Branching. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the South Carolina Board. In addition, with prior regulatory approval, the Bank may acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by banks if allowed by state law.

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

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. The Bank has not received any notice indicating that it will be subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than

10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, the Bank qualifies as "well-capitalized."

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

         Effective January 1, 1997, the FDIC amended the risk-based capital standards to incorporate a measure for market risk to cover all positions located in a institution's trading account, and foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the Bank does not have any plans to engage in trading, foreign exchange or commodity position activities, the rule is not expected to have an effect on the required Bank capital levels.

         These capital guidelines can affect the Bank in several ways. Currently, the Bank's capital levels are more than adequate. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank's capital position in a relatively short period of time, making an additional capital infusion necessary.

         Failure to meet these capital requirements would mean that the Bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, the Bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the Bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, and independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease-and-desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Recent Legislative Developments. In the 1994 legislative session, South Carolina amended its bank holding company act to allow nationwide interstate banking beginning in 1996. The Interstate Banking Act, passed by Congress in 1994, which allows unrestricted interstate bank mergers, unrestricted interstate acquisition of banks by bank holding companies, and interstate de novo branching by banks. As a result of this legislation, the number of competitors in the Bank's market may increase.

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Bank cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Bank.

         Effect of Governmental Monetary Policies. The earnings of the Bank will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's main office is located at 106-A Park Avenue, SW, Aiken, South Carolina and has approximately 10,000 square feet.

         The Bank's main office is located at 1715 Whiskey Road, Aiken, South Carolina and was opened on September 22, 1997. It is a 2,600 square foot facility with three drive-through banking stations and an automated teller machine. A branch was opened approximately 15 miles away at 518 Georgia Avenue, North Augusta, South Carolina on September 24, 1997. The branch has 3,600 square feet and a 338 square foot drive-through banking facility with two drive-through stations. The North Augusta location also has an automated teller machine. A second branch was opened at the Company's main office location of 106-A Park Avenue, SW, Aiken, South Carolina on September 8, 1998. The branch is approximately five miles from the Bank's main office and is located in downtown Aiken. The branch subleases approximately 3,000 square feet of the Company's office space. There are no drive-through stations and there is not an automated teller machine at this location.

         The Bank owns the property at 1715 Whiskey Road in Aiken and the property in North Augusta. The Company leases its space under renewal terms that expire in 2000. The Company has purchased property in downtown Aiken on which it plans to build a permanent office location to replace the leased premises. Construction is expected to begin sometime in 1999.

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

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's stock trades under the symbol "PPLM" on the Nasdaq Over-the-Counter Market. Trading and quotations of the common stock have been limited and sporadic. Management is not aware of the prices at which all shares of stock have been traded. The ranges of prices known to management are $6.00 to $11.00. As of March 1, 1999, there were approximately 650 record holders.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 5 through 19 of the Company's Annual Report to shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on page 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 is incorporated herein by reference.

ITEM 9.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 6 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 is incorporated herein by reference.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on pages 8 through 9 of the Company's Proxy Statement for the Annual Meeting of shareholders to be held on April 29, 1999 is incorporated herein by reference.

ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on pages 9 through 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 is incorporated herein by reference.

ITEM 12.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

                  10.10 Second Amendment to Lease Agreement dated August 4, 1998 by and between the Company and Ms. Margaret C. Holley.

                  13       Annual Report for year ended December 31, 1998.

                  21.1     Subsidiaries of the Company.

                  27.1 Financial Data Schedule (for electronic filing purposes).

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PEOPLE'S COMMUNITY CAPITAL CORPORATION


Date: March 9, 1999               By:  /s/ Alan J. George
                                       ----------------------------
                                       Alan J. George
                                       President and Chief Operating Officer


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

                   Signature                                      Title                       Date
                   ---------                                      -----                       ----

     /s/ Raymond D. Brown                                       Director                  March 9, 1999
   ------------------------------------------
   Raymond D. Brown

     /s/ Alan J. George                              Director, President and Chief        March 9, 1999
   ------------------------------------------               Operating Officer
   Alan J. George

     /s/ Anthony E. Jones                                       Director                  March 9, 1999
   ------------------------------------------
   Anthony E. Jones

     /s/ James D. McNair                                        Director                  March 9, 1999
   ------------------------------------------
   James D. McNair

     /s/ Clark D. Moore, M.D                                    Director                  March 9, 1999
   ------------------------------------------
   Clark D. Moore, M.D.

     /s/ Russell D. Phelon                                      Director                  March 9, 1999
   ------------------------------------------
   Russell D. Phelon

                   Signature                                       Title                       Date
                   ---------                                       -----                       ----

     /s/ Margaret Holley-Taylor                                  Director                      March 9, 1999
   ------------------------------------------
   Margaret Holley-Taylor

     /s/ Donald W. Thompson
   ------------------------------------------
   Donald W. Thompson                                            Director                      March 9, 1999


     /s/ John B. Tomarchio, M.D.                                 Director                      March 9, 1999
   ------------------------------------------
   John B. Tomarchio, M.D.

     /s/ Tommy B. Wessinger                         Director; Chairman; Chief Executive        March 9, 1999
   ------------------------------------------                     Officer
   Tommy B. Wessinger


     /s/ Jean H. Covington                                Chief Financial Officer              March 9, 1999
   ------------------------------------------
   Jean H. Covington

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

10.10 Second Amendment to Lease Agreement dated August 4, 1998 by and between the Company and Ms. Margaret C. Holley.

13             Annual Report for the year ended December 31, 1998.

21.1           Subsidiaries of the Company.

27.1           Financial Data Schedule (for electronic filing purposes).