Form 10QSB
period 1999-03-31
PEOPLES COMMUNITY CAPITAL CORP
filed 1999-05-10
CIK 1037249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

---      Transition report under Section 13 or 15(d) of the Exchange Act For the
         transition period from                 to
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

         998,162 shares of common stock, par value $.01 per share, were issued and outstanding as of May 6, 1999.

         Transitional Small Business Disclosure Format (check one):
                                                             Yes      No  X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.



                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,        December 31,
                                                                      1999               1998
                                                                  ------------       ------------
                                                                   (Unaudited)         (Audited)
                                     ASSETS

Cash and due from banks                                           $  1,828,332       $    958,613
Federal funds sold                                                   3,600,000          3,830,000
Securities, available for sale                                       7,909,203          8,734,879
Loans receivable, net                                               24,241,414         20,717,698
Properties and equipment, net                                        1,698,246          1,718,705
Accrued interest receivable                                            235,577            243,909
Deferred income taxes                                                  211,989            228,557
Other assets                                                            93,398            107,052
                                                                  ------------       ------------
         Total assets                                             $ 39,818,159       $ 36,539,413
                                                                  ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Non-interest bearing deposits                                   $  5,933,689       $  4,973,931
  Interest bearing deposits                                         24,123,788         21,761,653
                                                                  ------------       ------------
         Total deposits                                             30,057,477         26,735,584
  Accrued interest payable                                              43,258             35,686
  Accrued expenses and other liabilities                                30,507             19,810
  Other borrowings                                                     238,218            331,783
                                                                  ------------       ------------
         Total liabilities                                          30,369,460         27,122,863
                                                                  ------------       ------------


Stockholders' equity:
  Common stock, $.01 par value; 10,000,000 shares authorized             9,982              9,982
  Additional paid-in-capital                                         9,775,508          9,775,508
  Retained earnings (deficit)                                         (341,871)          (401,429)
  Accumulated other comprehensive income                                 5,080             32,489
                                                                  ------------       ------------
         Total stockholders' equity                                  9,448,699          9,416,550
                                                                  ------------       ------------
         Total liabilities and stockholders' equity               $ 39,818,159       $ 36,539,413
                                                                  ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the three months
                                                        ended March 31,
                                                  --------------------------
                                                     1999            1998
                                                     ----            ----
Interest income:
  Loans, including fees                           $  508,783      $  150,816
  Federal funds sold                                  38,510         108,835
  Securities and short-term investments              127,807         118,215
                                                  ----------      ----------
         Total interest income                       675,100         377,866
                                                  ----------      ----------

Interest expense:
Deposits                                             212,991         141,685
  Other borrowings                                     2,935              --
                                                  ----------      ----------
         Total interest expense                      215,926         141,685
                                                  ----------      ----------

  Net interest income                                459,174         236,181
  Provision for loan losses                           32,000          60,000
                                                  ----------      ----------
         Net interest income after provision
           for loan losses                           427,174         176,181
                                                  ----------      ----------

Non-interest income:
  Service charges on deposit accounts                 36,908           8,908
  Other income                                        42,856          23,131
                                                  ----------      ----------
         Total non-interest income                    79,764          32,039
                                                  ----------      ----------

Non-interest expenses:
  Salaries and employee benefits                     237,391         219,317
  Occupancy and equipment                             50,584          45,836
  Consulting and professional fees                    28,641          12,849
  Customer related expenses                           14,168          18,880
  General operating expenses                          57,022          35,157
  Other expenses                                      22,771          20,209
                                                  ----------      ----------
         Total non-interest expenses                 410,577         352,248

Income (loss) before income taxes                     96,361        (144,028)
Income tax provision (benefits)                       36,804         (55,870)
                                                  ----------      ----------
Net income (loss)                                 $   59,557      $  (88,158)
                                                  ==========      ==========

Weighted average common shares outstanding:
  Basic                                              998,162         993,162
  Diluted                                          1,040,170         993,162

Earnings (loss) per share:
  Basic                                           $      .06      $     (.09)
  Diluted                                         $      .06      $     (.09)

          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                           For the three months
                                                               ended March 31,
                                                               ---------------
                                                            1999           1998
                                                            ----           ----
Net income (loss)                                         $ 59,557       $(88,158)


Other comprehensive income (loss), net of tax:
  Net change in unrealized gain (loss) on securities
  available for sale                                       (27,409)         1,209
                                                          --------       --------

         Total other comprehensive income (loss)           (27,409)         1,209
                                                          --------       --------

Comprehensive income (loss)                               $ 32,148       $(86,949)
                                                          ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            For the three months
                                                                               ended  March 31,
                                                                         -----------------------------
                                                                            1999              1998
                                                                            ----              ----
OPERATING ACTIVITIES:
  Net income (loss)                                                      $    59,557       $   (88,158)
  Adjustments to reconcile net income (loss) to net cash (used for)
    provided by operating activities:
     Depreciation and amortization                                            25,823            25,217
     Provision for loan losses                                                32,000            60,000
     Deferred income taxes                                                    16,568           (56,808)
     Changes in deferred and accrued amounts:
      Other assets and accrued interest receivable                            19,124          (124,459)
      Accrued expenses and other liabilities                                  18,269           (12,862)
                                                                         -----------       -----------

         Net cash (used for) provided by operating activities                171,341          (197,070)
                                                                         -----------       -----------

INVESTING ACTIVITIES:
  Purchase of securities available for sale                               (2,000,000)       (6,099,682)
  Maturities and calls of securities available for sale                    2,798,266           750,000
  Purchase of short-term investments available for sale                           --        (1,623,031)
  Maturities of short-term investments available for sale                         --         2,249,640
  Purchases of property and equipment                                         (2,500)          (26,057)
  Net increase in loans                                                   (3,555,716)       (3,855,026)
  Net decrease in federal funds sold                                         230,000         2,750,000
                                                                         -----------       -----------

         Net cash used for investing activities                           (2,529,950)       (5,854,156)
                                                                         -----------       -----------

FINANCING ACTIVITIES:
  Net increase in deposits                                                 3,321,893         6,099,902
  Net decrease in other borrowings                                           (93,565)               --
                                                                         -----------       -----------

         Net cash provided by financing activities                         3,228,328         6,099,902
                                                                         -----------       -----------

Net increase in cash and due from banks                                      869,719            48,676
Cash and due from banks at beginning of period                               958,613           625,785
                                                                         -----------       -----------
Cash and due from banks at end of period                                 $ 1,828,332       $   674,461
                                                                         ===========       ===========

Supplemental disclosure:
   Cash paid during the period for interest                              $   208,354       $   128,962
                                                                         ===========       ===========




          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form SB-2 (Registration Number 333-1546) as filed with and declared effective by the Securities and Exchange Commission.

         People's Community Capital Corporation (the Company) was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. The Company's wholly-owned subsidiary, People's Community Bank of South Carolina (the Bank), commenced business on September 22, 1997 and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. The Bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

          The second banking center located in Aiken was opened on September 8, 1998 in leased offices that also are the headquarters of the holding company. A tract of land has been purchased in downtown Aiken for the construction of a permanent banking center office. The cost of the land was approximately $139,000. Construction of the office is expected to begin sometime in 1999.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

         The Company's net income for the first quarter of 1999 was $59,557 compared to a loss of $88,158 in the same period last year when the Bank was still in its early months of operations. The income per share increased to $.06 compared to a loss of $.09 for the same period in 1998. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $33.9 million for the three months ended March 31, 1999 as compared to $21.4 million for the three months ended March 31, 1998. The Company experienced its first quarterly profit in the fourth quarter of 1998.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the three month periods ended March 31, 1999 and 1998, along with average balances and the related interest income and interest expense amounts.


                                             Three months ended March 31, 1999                Three months ended March 31, 1998
                                             ---------------------------------                ---------------------------------

                                           Average           Interest       Yield          Average           Interest        Yield/
                                           Balance        Income/Expense     /Rate         Balance        Income/Expense      Rate
                                           -------        --------------     ----          -------        --------------      ----
   ASSETS
Federal funds sold                      $  3,332,268       $     38,510       4.62%      $  7,865,220      $    108,835       5.53%
Short-term investments                             0                  0       0.00%           758,790            11,546       6.09%
Securities                                 8,281,729            127,807       6.17%         6,793,779           106,669       6.28%
Loans                                     22,353,936            508,783       9.10%         5,972,986           150,816      10.10%
                                        ------------       ------------       ----       ------------      ------------      -----
Total earning assets                      33,967,933            675,100       7.95%        21,390,775           377,866       7.06%
                                        ------------       ------------       ----       ------------      ------------      -----

Cash and due from banks                    1,352,642                                          669,896
Premises and equipment                     1,708,413                                        1,614,549
Other assets                               1,009,538                                          590,666
Allowance for loan losses                   (305,667)                                         (79,157)
                                        ------------                                     ------------
   Total assets                           37,732,859                                       24,186,729
                                        ============                                     ============


  LIABILITIES & EQUITY
Interest-bearing deposits                 22,256,375            212,991       3.83%        12,107,114           141,685       4.68%
Interest-bearing borrowings                  272,640              2,935       4.31%                 0                 0       0.00%
                                        ------------       ------------       ----       ------------      ------------      -----
Total interest-bearing liabilities        22,529,015            215,926       3.83%        12,107,114           141,685       4.68%
                                        ------------       ------------       ----       ------------      ------------      -----

Demand deposits                            5,693,120                                        2,480,765
Other liabilities                             96,452                                          121,280
Shareholders' equity                       9,414,272                                        9,477,570
                                        ------------                                     ------------
   Total liabilities &
    shareholders equity                 $ 37,732,859                                     $ 24,186,729
                                        ============                                     ============

Net interest spread                                                           4.12%                                           2.38%

Net interest income/margin                                 $    459,174       5.41%                        $    236,181       4.42%
                                                           ============                                    ============



         Net interest income was $459,174 for the three months ended March 31, 1999 as compared to $236,181 for the three months ended March 31, 1998. The net interest margin (net interest income divided by average earning assets) was 5.41% for the three months ended March 31, 1999 compared to the net interest margin of 4.42% for the three months ended March 31, 1998. This improvement in net interest margin is a result of the increase of the level of earning assets as more earning assets have been applied to the higher yielding loan portfolio. Additionally, the rates paid on interest-bearing deposits have decreased since the earlier months of operations when higher rates were paid to attract initial deposits.

         Interest income for the first three months of 1999 was $675,100 compared to $377,866 for the same period in 1998. The largest component of interest income was interest and fees on loans amounting to $508,783 for the three months ended March 31, 1999 compared to $150,816 for the comparable prior year period. The overall rate on the loan portfolio decreased from 10.10% for the three months ended March 31, 1998 to 9.10% for the three-month period ended March 31, 1999. This was primarily a function of the relatively small size of the portfolio in 1998 when individual loan rates and fees are more apt to skew the portfolio average in one direction or the other. It also reflects downward market pressures on loan rates between the periods, including two decreases in the prime rate.

         Interest expense increased from $141,685 for the three months ended March 31, 1998 to $215,926 for the three months ended March 31, 1999 as the size of interest-bearing liabilities, primarily deposits, increased from $12,107,114 to $22,529,015, an increase of 86%.

Non-interest Income

         Non-interest income for the three-month period ended March 31, 1999 was $79,764 compared to $32,039 for the same period in 1998. Of this total, $36,908 represented service charges on deposit accounts for the three months ended March 31, 1999 compared to $8,908 for the comparable period in 1998. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The remaining $42,856 of non-interest income for the first three months of 1999 was income generated from other fees charged, the largest of which was brokered mortgage origination fee income of $27,808, an increase from $16,405 during the same period in 1998.

Non-interest Expense

         Non-interest expense for the three-month periods ended March 31, 1999 and 1998 were $410,577 and $352,248, respectively, a 16% increase. The largest component of non-interest expense was salaries and employee benefits of $237,391 and $219,317, respectively. Salaries and employee benefits expense increased 8% primarily due to the addition in August 1998 of a Senior Credit Officer and the addition of a teller position when the Park Avenue branch began banking operations in September 1998. General operating expenses increased 62%, or $21,865, between the two reporting periods primarily due to an increase in contract prices with the Bank's data processing provider, an increase in the Federal Reserve's service fees due to increased levels of bank activity, and the accrual of approximately $6,000 of shareholder expense. The shareholder expense is the cost of preparing, printing and filing annual shareholders' reports and other regulatory reports during the first quarter. Since 1998 was the first year of such filings, the expense was recognized in the second quarter once invoices were received and amounts were quantifiable. Consulting and professional fees increased $15,792 due in part to a planned contract increase with the Company's auditing firm as the Bank's operations grew, legal fees relating to a customer's loan, and an accrual of legal fees relating to the regulatory filings mentioned above.

Provision for Loan Losses

         The provision for loan losses was $32,000 and $60,000, respectively, for the first three months of 1999 and 1998, bringing the total reserve balance to $317,000 and $120,000 at March 31, 1999 and 1998, respectively. This amount represents 1.29% of gross loans at March 31, 1999, compared to 1.54% at March 31, 1998. It also reflects management's estimates of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the valuation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The Company had no nonperforming loans at March 31, 1999 or 1998 and there have been no charge-offs since the Bank began operations.


BALANCE SHEET REVIEW

         Total consolidated assets grew by $3.3 million from $36,539,413 at December 31, 1998 to $39,818,159 at March 31, 1999. The increase was generated through a corresponding $3.3 million increase in deposits. Federal funds sold decreased by $230,000, and the funds generated from the decrease in Federal funds sold and the increase in deposits were used to increase loans by $3.5 million. The available-for-sale investment portfolio decreased by $825,676 since December 31, 1998 due to calls not immediately reinvested in the securities portfolio. Cash and due from banks increased by $869,719.

Loans

         Outstanding loans represent the largest component of earning assets as of March 31, 1999 at $24,241,414, or 67.8% of total earning assets. Gross loans increased $3,555,716, or 16.9%, since December 31, 1998.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The yield on the Company's loans as of March 31, 1999 was 9.10% as compared to a yield of 9.68% at December 31, 1998. The decrease in yield is primarily due to the mix of loans and competitive pressures on rates.

Allowance for Loan Losses

         The allowance for loan losses at March 31, 1999 was $317,000, or 1.29% of loans outstanding, compared to an allowance of $285,000, or 1.36%, at December 31, 1998. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but mostly, because of the lack of historical data available in a new company, based on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of March 31, 1999, there have been no non-performing loans or net charge-offs since inception.

Securities

         Investment securities represented 22.1% of earning assets at March 31, 1999 with a total of $7,909,203, down $825,676 from the December 31, 1998 balance of $8,734,879. The yield on investment securities was 6.17% at March 31, 1999 compared to 6.25% at December 31, 1998. Included in available-for-sale securities is $101,400 of stock purchased in the Federal Home Loan Bank of Atlanta. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits

         The Company's primary source of funds for loans and investments is its deposits. Deposits grew $3,321,893, or 12.4%, since year-end 1998 for a total of $30,057,477 at March 31, 1999. The average rates paid on interest-bearing deposits were 3.83% and 4.47% at March 31, 1999 and December 31, 1998, respectively. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. The Bank paid higher rates initially to attract deposits but has subsequently decreased the rates based on the factors above.


Liquidity and Sources of Capital

         At March 31, 1999, the Company's liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $5,428,332, representing 13.6% of total assets. Investment securities amounted to $7,909,203, representing 19.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity. For the three-month period ended March 31, 1999, total deposits increased by $3.3 million representing an increase of 12.4%, or 49.6% on an annualized basis. However, the Company does not expect that it will necessarily maintain this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

         The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the Bank maintains a line of credit from its correspondent bank in the amount of $1,800,000, and is a member of the Federal Home Loan Bank, from which application may be made for borrowing capabilities, if needed.

         The Bank currently maintains a level of capitalization well in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and operating losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time. The Company has no commitments or immediate plans for significant capital expenditures at this time. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at March 31, 1999:


                                           Well-Capitalized        Minimum
                                 Ratio        Requirement        Requirement
                                 -----        -----------        -----------
Tier 1 capital                   20.39%          6.00%             4.0%
Total capital                    21.59%         10.00%             8.0%
Tier 1 leverage ratio            15.79%          5.00%             4.0%

YEAR 2000 ISSUES

         Definition. Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem".

         Assessment. The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. Accordingly, the Company has developed a plan that provides for, among other things, the replacement or modification of existing information systems as necessary. Because the primary hardware and software systems that the Company uses have been certified or represented by their vendors as Year 2000 compliant, the Company has not incurred any significant costs to date relating to software modifications or new installations. Most systems have been made compliant through periodic software upgrades provided by the various vendors as part of the license agreements. While the Company does not expect the cost of these efforts to be material to its financial position or any year's operating results, there can be no assurance to this effect.

         Internal Infrastructure. The Company utilizes an outsourced data processing system for most of its accounting functions. The Company's primary systems have been tested by proxy with the vendor, who has tested in environments with like software and hardware systems as the Company. Banking regulators have approved this type of testing as a valid means of testing. The Company has received and reviewed the vendor's Year 2000 test results. Based on this review, the Company does not believe that the data processing system has any material Year 2000 issues. In addition, the Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has completed upgrading and testing of the mission critical systems with results confirming Year 2000 compliant readiness. Costs spent to date on the Year 2000 Problem have been negligible, and management believes that total project costs will not exceed $10,000 to get all of its systems Year 2000 compliant. The Company does not believe that the cost related to these efforts will be material to its business, financial condition, or operating results.

         Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other devices, may be affected by the Year 2000 Problem. The Company has completed its assessment of the potential effect of, and the costs of remediating, the Year 2000 Problem on this equipment. The Company estimates that its total cost of completing any required modifications, upgrades, or replacements of these internal systems will not have a material effect on its business, financial condition, or operating results.

         Suppliers and Other Third Parties. The Company continues to gather information from and has initiated communications with its suppliers and other third parties to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. The Company believes that the information systems and software it uses, and the network connections it maintains, are programmed to comply with Year 2000 requirements.

         Customers. The Company believes that the largest Year 2000 Problem exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue it not quantifiable. Management is attempting to reduce this exposure by educating its customers. The Company prepares a "Year 2000 Customer Risk Assessment" on significant commercial loan customers to determine the degree to which the customer is preparing for Year 2000. The degree of risk assessed is incorporated into the Company's loan risk grade system which determines the amount of loan loss reserves required.

         Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business, financial condition, or operating results. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

         - A number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities:

         - System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

         Contingency Plans. The Company is continuing to refine its contingency plans as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of the second quarter of 1999. Depending on the systems affected, these plans could include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise; and (d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business, financial condition, or operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Statement was effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 did not have an impact on the financial statements or disclosures of the Company.

         In April 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supercedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". The new disclosures were effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 did not have an impact on the financial statements of the Company due to the disclosure only requirements.

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

         In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The new statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement did not have an impact on the financial statements of the Company.

         In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities"(SOP 98-5), which provided guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires start-up costs and organization costs to be expensed as incurred and initial application should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, with early adoption encouraged. The adoption of SOP 98-5 did not have a material effect on the financial statements of the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES

(a)      Not applicable

(b)      Not applicable

(c)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the three months ended March 31, 1999.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibit - 27.1 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          PEOPLE'S COMMUNITY CAPITAL CORPORATION




Date:   May 6, 1999                           By:      /s/ Tommy B. Wessinger
                                                 ------------------------------
                                              Tommy B. Wessinger
                                              Chief Executive Officer