Form 10QSB
period 1999-06-30
PEOPLES COMMUNITY CAPITAL CORP
filed 1999-08-05
CIK 1037249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

         998,162 shares of common stock, par value $.01 per share, were issued and outstanding as of August 1, 1999.

         Transitional Small Business Disclosure Format (check one):
                                                                Yes      No  X
                                                                    ---     ---

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,           December 31,
                                                                     1999                 1998
                                                                     ----                 ----
                                                                  (Unaudited)          (Audited)
                                     ASSETS
Cash and due from banks                                           $  1,591,178       $    958,613
Federal funds sold                                                   3,360,000          3,830,000
Securities, available for sale                                      10,819,057          8,734,879
Loans receivable, net                                               26,541,747         20,717,698
Properties and equipment, net                                        1,696,793          1,718,705
Accrued interest receivable                                            262,973            243,909
Deferred income taxes                                                  196,684            228,557
Other assets                                                            78,082            107,052
                                                                  ------------       ------------
         Total assets                                             $ 44,546,514       $ 36,539,413
                                                                  ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Non-interest bearing deposits                                   $  6,405,569       $  4,973,931
  Interest bearing deposits                                         27,591,457         21,761,653
                                                                  ------------       ------------
         Total deposits                                             33,997,026         26,735,584
  Accrued interest payable                                              47,706             35,686
  Accrued expenses and other liabilities                                20,065             19,810
  Other borrowings                                                   1,000,600            331,783
                                                                  ------------       ------------
         Total liabilities                                          35,065,397         27,122,863
                                                                  ------------       ------------


Stockholders' equity:
  Common stock, $.01 par value; 10,000,000 shares authorized             9,982              9,982
  Additional paid-in-capital                                         9,775,508          9,775,508
  Retained earnings (deficit)                                         (255,339)          (401,429)
  Accumulated other comprehensive income (loss)                        (49,034)            32,489
                                                                  ------------       ------------
         Total stockholders' equity                                  9,481,117          9,416,550
                                                                  ------------       ------------
         Total liabilities and stockholders' equity               $ 44,546,514       $ 36,539,413
                                                                  ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)


                                                    For the three months            For the six months
                                                       ended June 30,                  ended June 30,
                                                       --------------                  --------------
                                                     1999           1998             1999           1998
                                                  ----------      ---------       ----------      ---------
Interest income:
  Loans, including fee                            $  577,367      $ 241,364       $1,086,150      $ 392,180
  Federal funds sold                                  54,264         51,103           92,774        159,938
  Securities and short-term investments              128,071        196,131          255,878        314,346
                                                  ----------      ---------       ----------      ---------
         Total interest income                       759,702        488,598        1,434,802        866,464
                                                  ----------      ---------       ----------      ---------

Interest expense:
  Deposits                                           251,988        190,395          464,979        332,080
  Other borrowings                                     4,165             --            7,100             --
                                                  ----------      ---------       ----------      ---------
         Total interest expense                      256,153        190,395          472,079        332,080
                                                  ----------      ---------       ----------      ---------

  Net interest income                                503,549        298,203          962,723        534,384
  Provision for loan losses                           33,706         50,000           65,706        110,000
                                                  ----------      ---------       ----------      ---------
         Net interest income after provision
           for loan losses                           469,843        248,203          897,017        424,384
                                                  ----------      ---------       ----------      ---------

Non-interest income:
  Service charges on deposit accounts                 49,443         13,470           86,351         22,378
  Other income                                        17,426         18,488           60,282         41,619
                                                  ----------      ---------       ----------      ---------
         Total non-interest income                    66,869         31,958          146,633         63,997
                                                  ----------      ---------       ----------      ---------

Non-interest expenses:
  Salaries and employee benefit                      228,498        219,955          465,889        439,272
  Occupancy and equipment                             47,729         43,629           98,313         89,465
  Consulting and professional fee                     10,710          9,959           39,351         22,808
  Customer related expenses                           15,999         21,535           30,167         40,415
  General operating expenses                          62,547         33,513          119,569         68,670
  Other expenses                                      31,308         34,270           54,079         54,479
                                                  ----------      ---------       ----------      ---------
         Total non-interest expense                  396,791        362,861          807,368        715,109

Income (loss) before income taxes                    139,921        (82,700)         236,282       (226,728)
Income tax provision (benefits)                       53,389        (31,764)          90,193        (87,634)
                                                  ----------      ---------       ----------      ---------
Net income (loss)                                 $   86,532      $ (50,936)      $  146,089      $(139,094)
                                                  ==========      =========       ==========      =========

Weighted average common shares outstanding:
     Basic                                           998,162        993,162          998,162        993,162
     Diluted                                       1,039,584        993,162        1,039,876        993,162

Earnings (loss) per share:
     Basic                                        $      .09      $    (.05)      $      .15      $    (.14)
     Diluted                                      $      .08      $    (.05)      $      .14      $    (.14)

          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                             For the three months          For the six months
                                                               ended June 30,                 ended June 30,
                                                               --------------                 --------------
                                                            1999           1998            1999            1998
                                                          --------       --------       ---------       ---------

Net income (loss)                                         $ 86,532       $(50,936)      $ 146,089       $(139,094)
Other comprehensive income (loss), net of tax:
  Net change in unrealized gain (loss) on securities
    available for sale                                     (54,114)        12,760         (81,523)         13,969
                                                          --------       --------       ---------       ---------

Total other comprehensive income (loss)                    (54,114)        12,760         (81,523)         13,969
                                                          --------       --------       ---------       ---------

Comprehensive income (loss)                               $ 32,418       $(38,176)      $  64,566       $(125,125)
                                                           ========       ========       =========       =========





























          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the six months
                                                                                ended June 30,
                                                                                --------------
                                                                             1999               1998
                                                                             ----               ----
OPERATING ACTIVITIES:
Net income (loss)                                                        $   146,089       $   (139,094)
  Adjustments to reconcile net income (loss) to net cash (used for)
    provided by operating activities:
      Depreciation and amortization                                           51,765             50,638
      Provision for loan losses                                               65,706            110,000
      Deferred income taxes                                                   31,873            (79,752)
      Changes in deferred and accrued amounts:
        Other assets and accrued interest receivable                           4,177           (197,900)
        Accrued expenses and other liabilities                                12,280              2,573
                                                                         -----------       ------------

         Net cash (used for) provided by operating activities                311,890           (253,535)
                                                                         -----------       ------------

INVESTING ACTIVITIES:
  Purchase of securities available for sale                               (6,500,000)       (11,731,302)
  Maturities and calls of securities available for sale                    4,334,297          3,749,640
  Purchases of property and equipment                                        (24,126)           (34,798)
  Net increase in loans                                                   (5,889,755)        (8,149,509)
  Net decrease in federal funds sold                                         470,000          7,960,000
                                                                         -----------       ------------

         Net cash used for investing activities                           (7,609,584)        (8,205,969)
                                                                         -----------       ------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                 7,261,442          8,618,541
  Net increase in other borrowings                                           668,817                 --
                                                                         -----------       ------------

         Net cash provided by financing activities                         7,930,259          8,618,541
                                                                         -----------       ------------

Net increase in cash and due from banks                                      632,565            159,037
Cash and due from banks at beginning of period                               958,613            625,785
                                                                         -----------       ------------
Cash and due from banks at end of period                                 $ 1,591,178       $    784,822
                                                                         ===========       ============

Supplemental disclosure:
    Cash paid during the period for interest                             $   460,059       $    317,999
                                                                         ===========       ============




          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 333-1546) as filed with and declared effective by the Securities and Exchange Commission.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW - Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998

         The Company's net income for the second quarter of 1999 was $86,532 compared to a loss of $50,936 in the same period last year when the Bank was still in its first year of operations. The income per share increased to $.09 compared to a loss of $.05 for the same period in 1998. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $38.4 million for the three months ended June 30, 1999 as compared to $26.1 million for the three months ended June 30, 1998.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the three month periods ended June 30, 1999 and 1998, along with average balances and the related interest income and interest expense amounts.




                                          Three months ended June 30, 1999      Three months ended June 30, 1998
                                    --------------------------------------      ----------------------------------
                                      Average        Interest        Yield      Average         Interest       Yield/
                                      Balance     Income/Expense     /Rate      Balance     Income/Expense      Rate
                                      -------     --------------     -----      -------     --------------      ----

  ASSETS
Federal funds sold                  $ 4,567,601      $ 54,264         4.75%   $ 3,720,858      $ 51,103         5.49%
Securities                            8,366,482       128,071         6.12%    12,500,883       196,131         6.28%
Loans                                25,472,464       577,367         9.07%     9,840,128       241,364         9.81%
                                    -----------      --------         ----    -----------      --------         ----
Total earning assets                 38,406,547       759,702         7.91%    26,061,869       488,598         7.50%
                                    -----------      --------         ----    -----------      --------         ----

Cash and due from banks               1,506,411                                 1,542,289
Premises and equipment                1,700,424                                 1,603,007
Other assets                            812,788                                   703,281
Allowance for loan losses              (333,278)                                 (140,000)
                                    -----------                               -----------
     Total assets                   $42,092,892                               $29,770,446
                                    ===========                               ===========

  LIABILITIES & EQUITY

Interest-bearing deposits           $26,013,236      $251,988         3.87%   $16,477,911      $190,395         4.62%
Interest-bearing borrowings             355,083         4,165         4.69%             0             0         0.00%
                                    -----------      --------         ----    -----------      --------         ----
Total interest-bearing liabilities   26,368,319       256,153         3.89%    16,477,911       190,395         4.62%
                                    -----------      --------         ----    -----------      --------         ----

Demand deposits                       6,158,261                                 3,878,453
Other liabilities                       102,925                                   109,886
Shareholders' equity                  9,463,387                                 9,304,196
                                    -----------                               -----------
     Total liabilities &
       shareholders equity          $42,092,892                               $29,770,446
                                    ===========                               ===========

Net interest spread                                                   4.02%                                     2.88%

Net interest income/margin                           $503,549         5.24%                    $298,203         4.58%
                                                     ========                                  ========

         Net interest income was $503,549 for the three months ended June 30, 1999 as compared to $298,203 for the three months ended June 30, 1998. The net interest margin (net interest income divided by average earning assets) was 5.24% for the three months ended June 30, 1999 compared to the net interest margin of 4.58% for the three months ended June 30, 1998. This improvement in net interest margin for the quarter is a result of the increase of the level of earning assets as more earning assets have been applied to the higher yielding loan portfolio. Additionally, the rates paid on interest-bearing deposits have decreased since the earlier months of operations when higher rates were paid to attract initial deposits.

         Interest income for the second quarter of 1999 was $759,702 compared to $488,598 for the same period in 1998. The largest component of interest income was interest and fees on loans amounting to $577,367 for the three months ended June 30, 1999 compared to $241,364 for the comparable prior year period. The overall rate on the loan portfolio decreased from 9.81% for the three months ended June 30, 1998 to 9.07% for the three-month period ended June 30, 1999. This was primarily a function of the relatively small size of the portfolio in 1998 when individual loan rates and fees were more apt to skew the portfolio average in one direction or the other. It also reflects downward market pressures on loan rates between the periods, including two decreases in the prime rate.

         Interest expense increased from $190,395 for the three months ended June 30, 1998 to $256,153 for the three months ended June 30, 1999 as the size of interest-bearing liabilities, primarily deposits, increased from $16,477,911 to $26,368,319, an increase of 60%.

Non-interest Income

         Non-interest income for the three-month period ended June 30, 1999 was $66,869 compared to $31,958 for the same period in 1998. Of this total, $49,443 represented service charges on deposit accounts for the three months ended June 30, 1999 compared to $13,470 for the comparable period in 1998. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The remaining $17,426 of non-interest income for the second quarter of 1999 was income generated from other fees charged such as brokered mortgage origination fees, lease fees, and commissions on the sale of checks to customers. The comparable amount for the same quarter last year was $18,488, which was slightly higher due to more brokered mortgage origination fees during that particular quarter.

Non-interest Expense

         Non-interest expense for the three-month periods ended June 30, 1999 and 1998 were $396,791 and $362,861, respectively, a 9% increase. The largest component of non-interest expense was salaries and employee benefits of $228,498 and $219,955, respectively. Salaries and employee benefits expense increased 4% primarily due to the addition of a credit officer in August 1998 and the addition of a teller position at the Park Avenue branch in September 1998. General operating expenses increased 87%, or $29,034, between the two reporting periods primarily due to an increase in contract prices with the Bank's data processing provider.


EARNINGS REVIEW - Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998

         Net income for the six months ended June 30, 1999 was $146,089 compared to a net loss of $139,094 for the six months ended June 30, 1998. This equates to net income of $.15 per share for the six months ended June 30, 1999 compared to a loss of $.14 per share for the six months ended June 30, 1998. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $36.2 million for the six months ended June 30, 1999 as compared to $23.7 million for the six months ended June 30, 1998.

         The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 1999 and 1998, along with average balances and the related interest income and interest expense amounts.

                                        Six months ended June 30, 1999              Six months ended June 30, 1998
                                    --------------------------------------    ----------------------------------------
                                      Average        Interest        Yield      Average        Interest         Yield/
                                      Balance     Income/Expense     /Rate      Balance     Income/Expense      Rate
                                    -----------   --------------     -----    -----------   --------------      ------
  ASSETS
Federal funds sold                  $ 3,949,934    $   92,774         4.70%   $ 5,782,885      $159,938         5.53%
Securities & short term invest        8,327,101       255,878         6.15%     9,988,884       314,346         6.29%
Loans                                23,921,815     1,086,150         9.08%     7,928,041       392,180         9.89%
                                    -----------    ----------         ----    -----------      --------         ----
Total earning assets                 36,198,850     1,434,802         7.93%    23,699,810       866,464         7.31%
                                    -----------    ----------         ----    -----------      --------         ----

Cash and due from banks               1,428,512                                 1,106,383
Premises and equipment                1,704,365                                 1,608,720
Other assets                            912,207                                   669,124
Allowance for loan losses              (319,472)                                 (115,000)
                                    -----------                               -----------
     Total assets                   $39,924,462                               $26,969,037
                                    ===========                               ===========

  LIABILITIES & EQUITY
Interest-bearing deposits           $24,145,209      $464,979         3.85%   $14,316,271      $332,080         4.64%
Interest-bearing borrowings             313,862         7,100         4.52%             0             0         0.00%
                                    -----------    ----------         ----    -----------      --------         ----
Total interest-bearing liabilities   24,459,071       472,079         3.86%    14,316,271       332,080         4.64%
                                    -----------    ----------         ----    -----------      --------         ----

Demand deposits                       5,926,959                                 3,183,471
Other liabilities                        99,684                                   115,807
Shareholders' equity                  9,438,748                                 9,353,488
                                    -----------                               -----------
     Total liabilities &
       shareholders equity          $39,924,462                               $26,969,037
                                    ===========                               ===========

Net interest spread                                                   4.07%                                     2.67%

Net interest income/margin                         $  962,723         5.32%                    $534,384         4.51%
                                                   ==========                                  ========         ====

         Net interest income was $962,723 for the six months ended June 30, 1999 as compared to $534,384 for the six months ended June 30, 1998. The net interest margin (net interest income divided by average earning assets) was 5.32% for the six months ended June 30, 1999 compared to the net interest margin of 4.51% for the six months ended June 30, 1998. As with the current quarter's results, this improvement in net interest margin for the year-to-date is a result of the increase of the level of earning assets as more earning assets have been applied to the higher yielding loan portfolio. Additionally, the rates paid on interest-bearing deposits have decreased since the earlier months of operations when higher rates were paid to attract initial deposits.

         Interest income for the six months ended June 30, 1999 was $1,434,802 compared to $866,464 for the same period in 1998. The largest component of interest income for the six months ended June 30, 1999 was interest and fees on loans amounting to $1,086,150 compared to $392,180 for the comparable prior year period. For the six months ended June 30, 1998, more interest income was earned from security investments and federal funds sold than from the loan portfolio. This was because the average balance of the investments portfolio was greater than the average balances in the loan portfolio in the early stage of the bank's operations. The overall rate on the loan portfolio decreased from 9.89% for the six months ended June 30, 1998 to 9.08% for the six-month period ended June 30, 1999. This was primarily a function of the relatively small size of the portfolio in 1998 when individual loan rates and fees were more apt to skew the portfolio average in one direction or the other. It also reflects downward market pressures on loan rates between the periods, including two decreases in the prime rate.

         Interest expense increased from $332,080 for the six months ended June 30, 1998 to $472,079 for the six months ended June 30, 1999. Average interest-bearing liabilities between those periods grew from $14,316,271 to $24,459,071, or 71%.

Non-Interest Income

         Non-interest income for the six months ended June 30, 1999 was $146,633 compared to $63,997 for the same period in 1998. As with the second quarter, the year-to-date growth is primarily due to the increase in income from service charges on deposit accounts corresponding to the increase in deposit customers. Service charges on deposit accounts grew from $22,378 for the six months ended June 30, 1998 to $86,351 for the six months ended June 30, 1999.

Non-Interest Expense

         Non-interest expense for the six months ended June 30, 1999 was $807,368, an increase of 13% over non-interest expense of $715,109 for the six-month period ended June 30, 1998. The largest component increase was in general operating expenses due to the data processing fee increase. Salaries for the six-month periods increased from $439,272 in 1998 to $465,889 in 1999, a 6% increase, due primarily to the employees added as addressed in the discussion of non-interest expense for the change in the two quarters being compared.

Provision for Loan Losses

         The provision for loan losses was $33,706 and $50,000, respectively, for the second quarter of 1999 and 1998, bringing the total reserve balance to $350,000 and $170,000 at June 30, 1999 and 1998, respectively. This amount represents 1.30% of gross loans at June 30, 1999, compared to 1.41% at June 30, 1998. It also reflects management's estimates of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The Company had no nonperforming loans at June 30, 1999 or 1998. The Bank charged off its first loan losses in the amount of $706 in the second quarter of 1999. There have been no previous loan charge-offs.


BALANCE SHEET REVIEW

         Total consolidated assets grew by $8.0 million from $36,539,413 at December 31, 1998 to $44,546,514 at June 30, 1999. The increase was generated primarily through a $7.3 million increase in deposits. Federal funds sold decreased by $470,000, and the funds generated from the decrease in Federal funds sold and the increase in deposits were used to increase net loans by $5.8 million and the available-for-sale investment portfolio by $2.1 million. Cash and due from banks increased by $632,565.

Loans

         Net outstanding loans represent the largest component of earning assets as of June 30, 1999 at $26,541,747, or 65.2% of total earning assets. Net loans increased $5,824,049, or 28.1%, since December 31, 1998.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The yield on the Company's loans as of June 30, 1999 was 9.08% as compared to a yield of 9.68% at December 31, 1998. The decrease in yield is primarily due to the mix of loans and competitive pressures on rates.

Allowance for Loan Losses

         The allowance for loan losses at June 30, 1999 was $350,000, or 1.30% of loans outstanding, compared to an allowance of $285,000, or 1.36%, at December 31, 1998. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but mostly, because of the lack of historical data available in a new company, based on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of June 30, 1999, there were no non-performing loans. The Bank's first loan charge-offs of $706 were taken against the loan loss allowance in the second quarter of 1999.

Securities

         Investment securities represented 26.6% of earning assets at June 30, 1999 with a total of $10,819,057, an increase of $2,084,178 from the December 31, 1998 balance of $8,734,879. The yield on investment securities was 6.15% at June 30, 1999 compared to 6.25% at December 31, 1998. Included in available-for-sale securities is $101,400 of stock purchased in the Federal Home Loan Bank of Atlanta. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.


Deposits

         The Company's primary source of funds for loans and investments is its deposits. Deposits grew $7,261,442, or 27.2%, since year-end 1998 for a total of $33,997,026 at June 30, 1999. The average rates paid on interest-bearing deposits were 3.85% and 4.47% at June 30, 1999 and December 31, 1998, respectively. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. The Bank paid higher rates initially to attract deposits but has subsequently decreased the rates based on the factors above.


Liquidity and Sources of Capital

         At June 30, 1999, the Company's liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $4,951,178, representing 11.1% of total assets. Investment securities amounted to $10,819,057, representing 24.3% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity. For the six-month period ended June 30, 1999, total deposits increased by $7.3 million representing an increase of 27.2%, or 54.3% on an annualized basis. However, the Company does not expect that it will necessarily maintain this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

         The Company plans to meet its future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the Bank maintains a line of credit from its correspondent bank in the amount of $1,800,000, and is a member of the Federal Home Loan Bank, from which application may be made for borrowing capabilities, if needed. Also, during the second quarter of 1999, an arrangement was made with another bank for a Federal Funds Line of Credit in the amount of $1,800,000 and application was also made with the Federal Reserve Bank for receiving advances at the discount window.

         The Bank currently maintains a level of capitalization well in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and operating losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time. The Company has no commitments or immediate plans for significant capital expenditures or dividends at this time. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at June 30, 1999:

                                         Well-Capitalized      Minimum
                                 Ratio      Requirement      Requirement
                                 -----      -----------      -----------
Tier 1 capital                   19.15%        6.00%            4.0%
Total capital                    20.37%       10.00%            8.0%
Tier 1 leverage ratio            14.25%        5.00%            4.0%


YEAR 2000 ISSUES

         Definition. Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem."

Assessment. The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the FDIC has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and to process our data and account information. Our technology and processing vendors work with many other financial institutions, all of whom, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulators and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Nonetheless, there is a risk that the Year 2000 issues could negatively affect our business.

         Internal Infrastructure. The Company utilizes an outsourced data processing system, The Intercept Group, for most of its accounting functions. The Intercept Group is a well-established company and provides computer systems and data processing for numerous financial institutions. The Intercept Group has tested its systems with software and hardware similar to the Company's. The Company has reviewed these test results and is relying on them as a proxy for a test of its own systems with the Intercept Group. Banking regulators have approved this type of testing as a valid means of testing. Based on this review, the Company does not believe that the data processing system has any material Year 2000 issues. In addition, the Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company has completed upgrading or testing of the mission critical systems with results confirming Year 2000 compliant readiness. Costs spent to date on the Year 2000 Problem have been negligible, and management believes that total project costs will not exceed $10,000 by the time Year 2000 concerns are over. The Company does not believe that the cost related to these efforts will be material to its business, financial condition, or operating results.

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

         Customers. The Company believes that the largest Year 2000 Problem exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue it not quantifiable. Management is attempting to reduce this exposure by educating its customers. The Company prepares a "Year 2000 Customer Risk Assessment" on significant commercial loan customers to determine the degree to which the customer is preparing for Year 2000. The degree of risk assessed is incorporated into the Company's loan risk grade system that determines the amount of loan loss reserves required.

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

         Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, the Company plans to have a higher percentage of its investment portfolio in readily accessible funds during this time frame.

         Contingency Plans. The Company has completed its contingency plans as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The company's contingency plan was completed, approved by the Board of Directors, and forwarded to the FDIC on schedule before the end of the second quarter of 1999. Depending on the systems affected, these plans include:
(a) alternative considerations, approaches and methods, (b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise; and (d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business, financial condition, or operating results.


RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the balance sheets as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

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

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

One matter was voted upon at the Annual Meeting of Shareholders held on April 29, 1999.

1. The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Margaret Holley-Taylor, Clark D. Moore, M.D., Donald W. Thompson, and John B. Tomarchio, M.D. The current Class II directors are Raymond D. Brown, Alan J. George, and Anthony E. Jones. (W. Cothran Campbell, previously a Class II director, resigned from the Board in January 1999 due to time constraints with his other business interests.) The current Class III directors are James D. McNair, Russell D. Phelon, and Tommy B. Wessinger. The current terms of the Class III directors expired at the Annual Meeting. Each of the three current Class III directors was nominated for reelection and stood for election at the Annual Meeting on April 29, 1999 for a three year term. The number of votes for the election of the Class III directors was as follows: For Mr. McNair - 793,032; for Mr. Phelon - 792,922; for Mr. Wessinger - 793,532;
         withhold authority for Mr. McNair - 500; withhold authority for Mr. Phelon - 610; withhold authority for Mr. Wessinger - 0. The terms of the Class I directors will expire at the 2000 Annual Meeting of Shareholders, and the terms of the Class II directors will expire at the 2001 Annual Meeting of Shareholders.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibit - 27.1 Financial Data Schedule (for SEC use only)
(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.


         SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PEOPLE'S COMMUNITY CAPITAL CORPORATION.
                           ---------------------------------------
                                  (Registrant)


Date: August 4, 1999       By: /s/ Tommy B. Wessinger
                               -------------------------------------------------
                               Tommy B. Wessinger
                               Chief Executive Officer


                           By: /s/ Jean Covington
                               -------------------------------------------------
                               Jean Covington
                               Principal Accounting and Chief Financial Officer