Form 10QSB
period 1999-09-30
PEOPLES COMMUNITY CAPITAL CORP
filed 1999-11-15
CIK 1037249

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

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


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         988,162 shares of common stock, par value $.01 per share, were issued and outstanding as of November 8, 1999.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                           September 30,          December 31,
                                                                                1999                 1998
                                                                           ------------           ------------
                                                                            (Unaudited)             (Audited)

                                     ASSETS
Cash and due from banks                                                    $  1,542,359           $    958,613
Federal funds sold                                                            3,940,000              3,830,000
Securities, available for sale                                               11,250,619              8,734,879
Loans receivable, net                                                        28,153,744             20,717,698
Properties and equipment, net                                                 1,686,684              1,718,705
Accrued interest receivable                                                     322,841                243,909
Deferred income taxes                                                           175,505                228,557
Other assets                                                                     87,491                107,052
                                                                           ------------           ------------
         Total assets                                                      $ 47,159,243           $ 36,539,413
                                                                           ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Non-interest bearing deposits                                            $  6,479,168           $  4,973,931
  Interest bearing deposits                                                  30,137,944             21,761,653
                                                                           ------------           ------------
         Total deposits                                                      36,617,112             26,735,584
  Accrued interest payable                                                       51,313                 35,686
  Accrued expenses and other liabilities                                         49,803                 19,810
  Other borrowings                                                            1,006,319                331,783
                                                                           ------------           ------------
         Total liabilities                                                   37,724,547             27,122,863
                                                                           ------------           ------------


Stockholders' equity:
  Common stock, $.01 par value; 10,000,000 shares authorized;                     9,982                  9,982
      998,162 shares issued and outstanding at December 31, 1998;
      988,162 shares issued and outstanding at September 30, 1999
  Additional paid-in-capital                                                  9,775,508              9,775,508
  Treasury stock, 10,000 shares                                                (107,500)                     0
  Retained earnings (deficit)                                                  (153,171)              (401,429)
  Accumulated other comprehensive income (loss)                                 (90,123)                32,489
                                                                           ------------           ------------
         Total stockholders' equity                                           9,434,696              9,416,550
                                                                           ------------           ------------
         Total liabilities and stockholders' equity                        $ 47,159,243           $ 36,539,413
                                                                           ============           ============


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)


                                                    For the three months          For the nine months
                                                    ended September 30,           ended September 30,
                                                 ------------------------      --------------------------
                                                    1999          1998            1999            1998
                                                 ----------     ---------      ----------     -----------

Interest income:
  Loans, including fee                           $  622,105     $ 336,351      $1,708,255     $   728,531
  Federal funds sold                                 43,386        44,372         136,160         204,310
  Securities and short-term investments             171,465       176,636         427,343         490,982
                                                 ----------     ---------      ----------     -----------
         Total interest income                      836,956       557,359       2,271,758       1,423,823
                                                 ----------     ---------      ----------     -----------

Interest expense:
  Deposits                                          282,834       208,465         747,813         540,545
  Other borrowings                                    4,229         3,400          11,329           3,400
                                                 ----------     ---------      ----------     -----------
         Total interest expense                     287,063       211,865         759,142         543,945
                                                 ----------     ---------      ----------     -----------

  Net interest income                               549,893       345,494       1,512,616         879,878
  Provision for loan losses                          30,696        55,000          96,402         165,000
                                                 ----------     ---------      ----------     -----------
         Net interest income after provision
           for loan losses                          519,197       290,494       1,416,214         714,878
                                                 ----------     ---------      ----------     -----------

Non-interest income:
  Service charges on deposit accounts                56,123        23,709         142,474          46,087
  Other income                                       17,538        18,636          77,820          60,255
                                                 ----------     ---------      ----------     -----------

         Total non-interest income                   73,661        42,345         220,294         106,342
                                                 ----------     ---------      ----------     -----------


Non-interest expenses:
  Salaries and employee benefit                     249,985       214,478         715,874         653,750
  Occupancy and equipment                            53,640        52,473         151,953         141,938
  Consulting and professional fee                     9,072         8,330          48,423          39,846
  Customer related expenses                          16,766        13,360          46,933          53,775
  General operating expenses                         74,805        39,836         194,374         108,506
  Other expenses                                     23,139        29,325          77,218          75,096
                                                 ----------     ---------      ----------     -----------
         Total non-interest expense                 427,407       357,802       1,234,775       1,072,911

Income (loss) before income taxes                   165,451       (24,963)        401,733        (251,691)
Income tax provision (benefits)                      63,283        (9,570)        153,476         (97,204)
                                                 ----------     ---------      ----------     -----------
Net income (loss)                                $  102,168     $ (15,393)     $  248,257     $  (154,487)
                                                 ==========     =========      ==========     ===========

Weighted average common shares outstanding:
     Basic                                          997,401       993,162         997,906         993,162
     Diluted                                      1,040,325       993,162       1,040,027         993,162

Earnings (loss) per share:
     Basic                                       $      .10     $    (.02)     $      .25     $      (.16)
     Diluted                                     $      .10     $    (.02)     $      .24     $      (.16)


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                                                     For the three months          For the nine months
                                                                     ended  September 30,          ended September 30,
                                                                   -----------------------      ------------------------
                                                                      1999          1998           1999           1998
                                                                   ---------      --------      ---------      ---------

Net income (loss)                                                  $ 102,168      $(15,393)     $ 248,257      $(154,487)
Other comprehensive income (loss), net of tax:
  Net change in unrealized gain (loss) on securities
    available for sale                                               (41,089)       19,513       (122,612)        33,482
                                                                   ---------      --------      ---------      ---------

         Total other comprehensive income (loss)                     (41,089)       19,513       (122,612)        33,482
                                                                   ---------      --------      ---------      ---------

Comprehensive income (loss)                                        $  61,079      $  4,120      $ 125,645      $(121,005)
                                                                   =========      ========      =========      =========















          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          For the nine months
                                                                                          ended  September 30,
                                                                                  -----------------------------------
                                                                                      1999                   1998
                                                                                  ------------           ------------
OPERATING ACTIVITIES:

  Net income (loss)                                                               $    248,257           $   (154,487)
  Adjustments to reconcile net income (loss) to net cash (used for)
    provided by operating activities:
      Depreciation and amortization                                                     77,849                 83,918
      Provision for loan losses                                                         96,402                165,000
      Deferred income taxes                                                             53,052                (76,146)
      Changes in deferred and accrued amounts:
        Other assets and accrued interest receivable                                   (67,964)              (222,523)
        Accrued expenses and other liabilities                                          45,620                  5,763
                                                                                  ------------           ------------

         Net cash (used for) provided by operating activities                          453,216               (198,475)
                                                                                  ------------           ------------

INVESTING ACTIVITIES:
  Purchase of securities available for sale                                         (7,000,000)           (11,803,559)
  Maturities and calls of securities available for sale                              4,361,647              8,727,106
  Purchases of property and equipment                                                  (37,235)               (52,968)
  Net increase in loans                                                             (7,532,446)           (12,290,412)
  Net decrease (increase) in federal funds sold                                       (110,000)             4.430,000

         Net cash used for investing activities                                    (10,318,034)           (10,989,833)
                                                                                  ------------           ------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                           9,881,528             11,489,278
  Net increase in other borrowings                                                     674,536                310,441
  Purchase of treasury stock                                                          (107,500)                     0
                                                                                  ------------           ------------

         Net cash provided by financing activities                                  10,448,564             11,799,719

Net increase in cash and due from banks                                                583,746                611,411
Cash and due from banks at beginning of period                                         958,613                625,785
                                                                                  ------------           ------------
Cash and due from banks at end of period                                          $  1,542,359           $  1,237,196
                                                                                  ============           ============

Supplemental disclosure:
    Cash paid during the period for interest                                      $    743,515           $    526,956
                                                                                  ============           ============



          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

          The second banking center located in Aiken was opened on September 8, 1998 in leased offices that also are the headquarters of the holding company. A tract of land has been purchased in downtown Aiken for the construction of a permanent banking center office. The cost of the land was approximately $139,000. A construction date has not yet been determined.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

EARNINGS REVIEW - Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998:

         The Company's net income for the third quarter of 1999 was $102,168 compared to a loss of $15,393 in the same period last year when the Bank was still in its first year of operations. The income per share increased to $.10 compared to a loss of $.02 for the same period in 1998. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $41.7 million for the three months ended September 30, 1999 as compared to $28.7 million for the three months ended September 30, 1998.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the three month periods ended September 30, 1999 and 1998, along with average balances and the related interest income and interest expense amounts.



                                          Three months ended Sept 30, 1999            Three months ended Sept 30,1998
                                       --------------------------------------     ---------------------------------------
                                         Average          Interest      Yield       Average         Interest       Yield/
                                         Balance       Income/Expense   /Rate       Balance      Income/Expense     Rate
                                       ------------    --------------   -----     ------------   --------------    ------

  ASSETS
Federal funds sold                     $  3,373,454        $ 43,386     5.14%     $  3,221,590      $ 44,372        5.51%
Securities                               11,022,616         171,465     6.22%       11,447,348       176,636        6.21%
Loans                                    27,361,152         622,105     9.09%       14,074,084       336,351        9.56%
                                       ------------        --------     ----      ------------      --------        ----
Total earning assets                     41,757,222         836,956     8.02%       28,743,022       557,359        7.76%
                                       ------------        --------     ----      ------------      --------        ----


Cash and due from banks                   1,396,193                                  2,316,684
Premises and equipment                    1,687,746                                  1,590,872
Other assets                                855,725                                    851,815
Allowance for loan losses                  (365,000)                                  (188,791)
                                       ------------                               ------------
     Total assets                      $ 45,331,886                               $ 33,313,602
                                       ============                               ============

  LIABILITIES & EQUITY
Interest-bearing deposits              $ 29,005,323        $282,834     3.90%     $ 18,671,301      $208,465        4.47%
Interest-bearing borrowings                 344,057           4,229     4.92%          251,232         3,400        5.41%
                                       ------------        --------     ----      ------------      --------        ----
Total interest-bearing liabilities       29,349,380         287,063     3.91%       18,922,533       211,865        4.48%
                                       ------------        --------     ----      ------------      --------        ----


Demand deposits                           6,405,097                                  4,824,464
Other liabilities                            76,063                                    148,574
Shareholders' equity                      9,501,346                                  9,418,031
                                       ------------                               ------------
     Total liabilities &
       shareholders equity             $ 45,331,886                               $ 33,313,602
                                       ============                               ============

Net interest spread                                                     4.11%                                       3.28%

Net interest income/margin                                 $549,893     5.27%                       $345,494        4.81%
                                                           ========                                 ========


         Net interest income was $549,893 for the three months ended September 30, 1999 as compared to $345,494 for the three months ended September 30, 1998. The net interest margin (net interest income divided by average earning assets) was 5.27% for the three months ended September 30, 1999 compared to the net interest margin of 4.81% for the three months ended September 30, 1998. This improvement in net interest margin for the quarter is a result of the increase in the level of earning assets that have been applied to the higher yielding loan portfolio. Also, the rates paid on interest-bearing deposits have decreased since the earlier months of operations when higher rates were paid to attract initial deposits. Additionally, the level of non-interest bearing deposits has also increased since the third quarter of 1998.

         Interest income for the third quarter of 1999 was $836,956 compared to $557,359 for the same period in 1998. The largest component of interest income was interest and fees on loans amounting to $622,105 for the three months ended September 30, 1999 compared to $336,351 for the comparable prior year period. The overall rate on the loan portfolio decreased from 9.56% for the three months ended September 30, 1998 to 9.09% for the three-month period ended September 30, 1999. This was primarily a function of the relatively small size of the portfolio in 1998 when individual loan rates and fees were more apt to skew the portfolio average in one direction or the other. It also reflects downward market pressures on loan rates between the periods, including two decreases in the prime rate. The prime rate rose twice in the third quarter but a significant impact has not been realized.

         Interest expense increased from $211,865 for the three months ended September 30, 1998 to $287,063 for the three months ended September 30, 1999 as the size of average interest-bearing liabilities, primarily deposits, increased from $18,922,533 to $29,349,380, an increase of 55%.

Non-interest Income
-------------------

         Non-interest income for the three-month period ended September 30, 1999 was $73,661 compared to $42,345 for the same period in 1998. Of this total, $56,123 represented service charges on deposit accounts for the three months ended September 30, 1999 compared to $23,709 for the comparable period in 1998. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The remaining $17,538 of non-interest income for the third quarter of 1999 was income generated from other fees charged such as brokered mortgage origination fees, commissions on credit life insurance sales, and commissions on the sale of checks to customers. The comparable amount for the same quarter last year was $18,636, which was only slightly higher due to more brokered mortgage origination fees during that particular quarter.

Non-interest Expense
--------------------

         Non-interest expense for the three-month periods ended September 30, 1999 and 1998 were $427,407 and $357,802, respectively, a 19% increase. The largest component of non-interest expense was salaries and employee benefits of $249,985 and $214,478, respectively. Salaries and employee benefits expense increased 16% due to the addition of a credit officer in August 1998, the addition of a teller position at the Park Avenue branch in September 1998, and general merit increases. General operating expenses increased 88%, or $34,969, between the two reporting periods primarily due to an increase in contract prices with the Bank's data processing provider.


EARNINGS REVIEW - Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998: (Certain reclassifications have been made to 1998 year-to-date totals to compare more accurately with 1999 classifications.)

         Net income for the nine months ended September 30, 1999 was $248,257 compared to a net loss of $154,487 for the nine months ended September 30, 1998. This equates to net income of $.25 per share for the nine months ended September 30, 1999 compared to a net loss of $.16 per share for the nine months ended September 30, 1998. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $38.2 million for the nine months ended September 30, 1999 as compared to $25.4 million for the nine months ended September 30, 1998.

         The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 1999 and 1998, along with average balances and the related interest income and interest expense amounts.


                                          Three months ended Sept 30, 1999            Three months ended Sept 30,1998
                                       ---------------------------------------     ----------------------------------------
                                         Average           Interest      Yield       Average          Interest       Yield/
                                         Balance        Income/Expense   /Rate       Balance       Income/Expense     Rate
                                       ------------     --------------   -----     ------------    --------------    ------


  ASSETS
Federal funds sold                     $  3,775,933      $   136,160     4.81%     $  4,937,141        204,310        5.52%
Securities & short term invest            9,359,528          427,343     6.09%       10,477,501        490,982        6.25%
Loans                                    25,080,859        1,708,255     9.08%       10,006,850        728,531        9.71%
                                       ------------      -----------     ----      ------------      ---------        ----
Total earning assets                     38,216,320        2,271,758     7.93%       25,421,492      1,423,823        7.47%
                                       ------------      -----------     ----      ------------      ---------        ----

Cash and due from banks                   1,422,397                                   1,500,104
Premises and equipment                    1,698,715                                   1,604,434
Other assets                                883,552                                     639,840
Allowance for loan losses                  (334,648)                                   (134,617)
                                       ------------                                ------------
     Total assets                      $ 41,886,336                                $ 29,031,253
                                       ============                                ============

  LIABILITIES & EQUITY
Interest-bearing deposits              $ 25,966,993      $   747,813     3.84%     $ 15,788,177      $ 540,545        4.56%
Interest-bearing borrowings                 323,927           11,329     4.66%           84,970          3,400        5.33%
                                       ------------      -----------     ----      ------------      ---------        ----
Total interest-bearing liabilities       26,290,920          759,142     3.85%       15,873,147        543,945        4.57%
                                       ------------      -----------     ----      ------------      ---------        ----

Demand deposits                           6,089,283                                   3,741,253
Other liabilities                            90,347                                     152,638
Shareholders' equity                      9,415,786                                   9,264,215
                                       ------------                                ------------
     Total liabilities &
       shareholders equity             $ 41,886,336                                $ 29,031,253
                                       ============                                ============

Net interest spread                                                      4.08%                                        2.90%

Net interest income/margin                               $ 1,512,616     5.28%                       $ 879,878        4.61%
                                                         ===========                                 =========


         Net interest income was $1,512,616 for the nine months ended September 30, 1999 as compared to $879,878 for the nine months ended September 30, 1998. The net interest margin (net interest income divided by average earning assets) was 5.28% for the nine months ended September 30, 1999 compared to the net interest margin of 4.61% for the nine months ended September 30, 1998. As with the current quarter's results, this improvement in net interest margin for the year-to-date is a result of the increase of the level of earning assets as more earning assets have been applied to the higher yielding loan portfolio. Also, the rates paid on interest-bearing deposits have decreased since the earlier months of operations when higher rates were paid to attract initial deposits. Additionally, the level of non-interest bearing deposits has increased since the third quarter of 1998.

         Interest income for the nine months ended September 30, 1999 was $2,271,758 compared to $1,423,823 for the same period in 1998. The largest component of interest income for the nine months ended September 30, 1999 was interest and fees on loans amounting to $1,708,255 compared to $728,531 for the comparable prior year period. For the nine months ended September 30, 1998, almost as much interest income was earned from security investments and federal funds sold as from the loan portfolio. The majority of the growth in new funds in 1999 has been placed in the higher yielding loan portfolio. The overall rate on the loan portfolio decreased from 9.71% for the nine months ended September 30, 1998 to 9.08% for the nine-month period ended September 30, 1999. This was primarily a function of the relatively small size of the portfolio in 1998 when individual loan rates and fees were more apt to skew the portfolio average in one direction or the other. It also reflects downward market pressures on loan rates between the periods, including two decreases in the prime rate. The prime rate only recently rose again in the third quarter of this year.

         Interest expense increased from $543,945 for the nine months ended September 30, 1998 to $759,142 for the nine months ended September 30, 1999. Average interest-bearing liabilities between those periods grew from $15,873,147 to $26,290,920, or 66%.

Non-interest Income
-------------------

         Non-interest income for the nine months ended September 30, 1999 was $220,294 compared to $106,342 for the same period in 1998. As with the third quarter, the year-to-date growth is primarily due to the increase in income from service charges on deposit accounts corresponding to the increase in deposit customers. Service charges on deposit accounts grew from $46,087 for the nine months ended September 30, 1998 to $142,474 for the nine months ended September 30, 1999. Other non-interest income categories such as mortgage origination fees, commissions on credit life insurance sales, commissions on the sale of checks to customers, and other fees have generally all increased since last year due to the growth of the Bank's customer base.

Non-interest Expense
--------------------

         Non-interest expense for the nine months ended September 30, 1999 was $1,234,775, an increase of 15% over non-interest expense of $1,072,911 for the nine-month period ended September 30, 1998. The largest component increase was in general operating expenses due to data processing fee increases both by our contract processor and by the Federal Reserve as volumes have increased. Salaries for the nine-month periods increased from $653,750 in 1998 to $715,874 in 1999, a 9% increase, due primarily to the same reasons addressed in the discussion of non-interest expense for the change in the two quarters being compared.

Provision for Loan Losses
-------------------------

         The provision for loan losses was $30,696 and $55,000, respectively, for the third quarter of 1999 and 1998, bringing the total reserve balance to $380,000 and $225,000 at September 30, 1999 and 1998, respectively. This amount represents 1.33% of gross loans at September 30, 1999, compared to 1.39% at September 30, 1998. It also reflects management's estimates of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The Company had no nonperforming loans at September 30, 1999 or 1998. The Bank charged off its first loan losses in the amount of $706 in the second quarter of 1999. Charge-offs in the third quarter of 1999 were $696 for a total of $1,402 in charge-offs for the year. There have been no previous loan charge-offs.

BALANCE SHEET REVIEW

         Total consolidated assets grew by $10.6 million from $36,539,413 at December 31, 1998 to $47,159,243 at September 30, 1999. The increase was generated primarily through a $9.9 million increase in deposits. This increase in resources was used to fund net loans by $7.4 million and the available-for-sale investment portfolio by $2.5 million, net of maturities.

Loans
-----

         Net outstanding loans represent the largest component of earning assets as of September 30, 1999 at $28,153,744, or 65% of total earning assets. Net loans increased $7,436,046, or 36%, since December 31, 1998.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The yield on the Company's loans as of September 30, 1999 was 9.08% as compared to a yield of 9.68% at December 31, 1998. The decrease in yield is primarily due to the mix of loans and competitive pressures on rates.

Allowance for Loan Losses
-------------------------

         The allowance for loan losses at September 30, 1999 was $380,000, or 1.33% of loans outstanding, compared to an allowance of $285,000, or 1.36%, at December 31, 1998. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but mostly, because of the lack of historical data available in a new company, based on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of September 30, 1999, there were no non-performing loans. The Bank's first loan charge-offs of $706 were taken against the loan loss allowance in the second quarter of 1999, and $696 was charged off in the third quarter of 1999 for a total of $1,402 for the year.

Securities
----------

         Investment securities represented 26% of earning assets at September 30, 1999 with a total of $11,250,619, a net increase of $2,515,740 from the December 31, 1998 balance of $8,734,879. The yield on investment securities was 6.09% at September 30, 1999 compared to 6.25% at December 31, 1998. Included in available-for-sale securities is $101,400 of stock purchased in the Federal Home Loan Bank of Atlanta. This purchase was a requirement from the FHLB in order to maintain membership.


Deposits
--------

         The Company's primary source of funds for loans and investments is its deposits. Deposits grew $9,881,528, or 37%, since year-end 1998 for a total of $36,617,112 at September 30, 1999. The average rates paid on interest-bearing deposits were 3.84% and 4.47% at September 30, 1999 and December 31, 1998, respectively. In pricing deposits, the Company considers its liquidity needs, the direction and levels of interest rates, and local market conditions. The Bank paid higher rates initially to attract deposits but has subsequently decreased the rates based on the factors above.


Liquidity and Sources of Capital
--------------------------------

         At September 30, 1999, the Company's liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $5,482,359, representing 11.6% of total assets. Investment securities amounted to $11,250,619, representing 23.8% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity. For the nine-month period ended September 30, 1999, total deposits increased by $9.9 million representing an increase of 37%, or 49% on an annualized basis. However, the Company does not expect that it will necessarily maintain this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

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

         During the third quarter, 10,000 shares of the Company's outstanding stock were purchased to hold as treasury stock. The purchase price was $107,500, or $10.75 per share. The treasury stock was purchased for possible utilization in connection with the Company's stock option plan. The Company's Board of Directors has approved approximately 100,000 shares to be purchased as treasury stock. There are no current plans for additional purchases at this time.

         Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at September 30, 1999:


                                                                   Well-Capitalized           Minimum
                                                     Ratio            Requirement           Requirement
                                                     -----         ----------------         -----------
Tier 1 capital                                       18.69%              6.00%                  4.0%
Total capital                                        19.95%             10.00%                  8.0%
Tier 1 leverage ratio                                13.56%              5.00%                  4.0%

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

         Assessment. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the FDIC has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunications systems do not have these Year 2000 problems. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and to process our data and account information. Our technology and processing vendors work with many other financial institutions, all of whom, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulators and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Nonetheless, there is a risk that the Year 2000 issues could negatively affect our business.

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

         - Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, the Company plans to have a higher percentage of its investment portfolio in readily accessible funds during this time frame.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the balance sheets as assets or liabilities. The statement is now effective for fiscal years and quarters beginning after June 15, 2000 (delayed through issuance of SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133"). Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

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

         In February 1999, the FASB issued SFAS 135, "Rescission of FASB Statement No. 75 and Technical Corrections". The SFAS provides technical corrections for previously issued statements and rescinds SFAS 75, which provides guidance related to pension plans of state and local governmental units. SFAS 135 is effective for fiscal years ending after February 15, 1999. This statement will not have a material effect on the financial statements of the Company.

         In June 1999, the FASB issued SFAS 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others". This statement establishes standards for transactions in which an entity makes a contribution by transferring assets to a not-for-profit organization or a charitable trust and then requires these contributions to be used in a specific manner. This statement is not expected to have a material impact on the financial statements of the Company.

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Not applicable

ITEM 2. CHANGES IN SECURITIES
-----------------------------

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable

ITEM 5. OTHER INFORMATION
-------------------------

The Bank formed a new subsidiary in August 1999 through which the Company expects to begin offering stock brokerage services in late 1999.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
---------------------------------------

(a)      Exhibit - 27.1 Financial Data Schedule (for SEC use only)
(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PEOPLE'S COMMUNITY CAPITAL CORPORATION
                           --------------------------------------
                           (Registrant)


Date: November 11, 1999     By: /s/ Tommy B. Wessinger
                                ------------------------------------------------
                                Tommy B. Wessinger
                                Chief Executive Officer


                            By: /s/ Jean H. Covington
                                ------------------------------------------------
                                Jean H. Covington
                                Principal Accounting and Chief Financial Officer