Form 10KSB
period 1999-12-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2000-03-24
CIK 1037249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999
         or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                          Commission file no. 333-25179

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  South Carolina                          58-2287073
            --------------------------               ---------------
           (State or Other Jurisdiction               (I.R.S. Employer
         of Incorporation or Organization)          Identification No.)

              106A Park Avenue, S.W.
               Aiken, South Carolina                        29801
       -------------------------------------            ---------
     (Address of Principal Executive Offices)            (Zip Code)

                                 (803) 641-0142
                ------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock.

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X          No
     -----           -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's net income for its most recent fiscal year was $343,109. As of March 15, 2000, 978,262 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on February 29, 2000 is $6,951,549. This calculation is based upon an estimate of the fair market value of the Common Stock of $9.50 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

 Transitional Small Business Disclosure Format.(Check one):  Yes       No   X
                                                                -----     -----

                       DOCUMENTS INCORPORATED BY REFERENCE
         Company's 1999 Annual Report and Proxy Statement for the 2000 Annual Shareholders Meeting.

"This document [specifically designated portions of this document] constitutes [constitute] part of a prospectus covering securities that have been registered under the Securities Act of 1933."

Item 1.  Description of Business
--------------------------------

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries;

o changes in the interest rate environment which could reduce anticipated or actual margins;

o changes in political conditions or the legislative or regulatory environment;

o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o        changes occurring in business conditions and inflation;

o        changes in technology;

o        changes in monetary and tax policies;

o        changes in the securities markets; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

         People's Community Capital Corporation was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. The company's wholly-owned subsidiary, People's Community Bank of South Carolina commenced business on September 22, 1997, and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. The bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

         The second banking center located in Aiken was opened on September 8, 1998 in leased offices that also are the headquarters of the holding company. A tract of land has been purchased in downtown Aiken for the construction of a permanent banking center office. The cost of the land and preliminary construction costs was approximately $160,000. Construction is expected to begin in the year 2000.

         On December 1, 1999, People's Financial Services, Inc. (the Subsidiary), a subsidiary of the Bank, commenced operations at the holding company's headquarters. The Subsidiary is primarily engaged in providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

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

         According to the 1990 census, the population of the county of Aiken was 120,940, with an estimated increase through 2001 of 19.9% to 144,952, according to National Decision Systems data. It is estimated that over 70% of the total population of the county is concentrated in and surrounding the cities of North Augusta and Aiken where the offices of the bank are located.

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

         Real Estate Loans. One of the primary components of the bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans, including home equity loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are fixed or adjustable. The bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, typically does not exceed 80%. In addition, the bank typically requires personal guarantees of the principal owners of the property backed with a review by the bank of the personal financial statements of the principal owners. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The bank competes for real estate loans with a number of bank competitors which are well established in the Aiken County area. Most of these competitors have substantially greater resources and lending limits than the bank. As a result, the bank occasionally must charge a lower interest rate to attract borrowers. See "Competition." The bank also originates loans for sale into the secondary market. The bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

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

         Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period typically not exceeding 60 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the bank's borrowers, and the principal competitors for consumer loans is the established banks in the Aiken County area.

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

Other Banking Services

         Other bank services include safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with a shared network of automated teller machines that may be used by bank customers throughout South Carolina and other regions. The bank also offers credit card services through a correspondent bank as an agent for the bank. The bank does not plan to exercise trust powers during its initial years of operation, but has an agreement with the Southeastern Trust company which provides trust services as an agent for the bank. In addition, the bank plans to begin offering Internet banking in 2000.

         On December 1, 1999, People's Financial Services, Inc. (the Subsidiary), a subsidiary of the bank, commenced operations at the holding company's headquarters. The Subsidiary is primarily engaged in providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

Competition

         The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Aiken County area and elsewhere. As of December 31, 1999, there were 7 commercial banks (none of which are headquartered in Aiken County), one savings banks, and 4 credit unions operating in Aiken County. A number of these competitors are well established in the Aiken County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to continue to attract deposits.

Employees

         The bank has approximately 23 full-time employees, three part-time employees, and two part-time couriers. The company does not have any employees other than its officers.

                           SUPERVISION AND REGULATION

         Both the company and the bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Gramm-Leach-Bliley Act

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the Banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

People's Community Capital Corporation

         Because it owns the outstanding capital stock of the bank, the company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

         o banking and managing or controlling banks;
         o furnishing services to or performing services for its subsidiaries;
           and
         o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o acquiring substantially all the assets of any bank;
         o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
         o merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company's common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         o making or servicing  loans and certain types of leases;
         o engaging in certain insurance  and  discount  brokerage activities;
         o performing  certain  data processing  services;
         o acting in certain circumstances as a fiduciary or investment or financial adviser;

         o owning savings associations; and
         o making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends is subject to regulatory restrictions as described below in "People's Community Bank of South Carolina - Dividends." The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank's holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We must receive the Board's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

People's Community Bank of South Carolina

         The bank operates as a South Carolina state chartered bank and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

         o security devices and procedures;
         o adequacy of capitalization and loss reserves;
         o loans;
         o investments;
         o borrowings;
         o deposits;
         o mergers;
         o issuances of securities;
         o payment of dividends;
         o interest rates payable on deposits;
         o interest rates or fees chargeable on loans;
         o establishment of branches;
         o corporate reorganizations;
         o maintenance of books and records; and
         o adequacy of staff training to carry on safe lending and deposit gathering practices.

         The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The FDIC requires the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         o internal controls;
         o information systems and audit systems;
         o loan documentation;
         o credit underwriting;
         o interest rate risk exposure; and
         o asset quality.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions by the Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

         Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The bank must also obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Regulations" below.

         Branching. Under current South Carolina law, we may open bank branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank may acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by banks if allowed by state law.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution's primary federal regulator (this is the FDIC for our bank) shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
         o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
         o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
         o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

         o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as "well capitalized."

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

          o submit a capital restoration plan;
          o raise additional capital;
          o restrict their growth, deposit interest rates, and other activities;
          o improve their management;
          o eliminate management fees; or
          o divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

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

         Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.  Description of Property
--------------------------------

         The company's main office is located at 106-A Park Avenue, SW, Aiken, South Carolina and has approximately 5,160 square feet.

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

         The bank owns the property at 1715 Whiskey Road in Aiken and the property in North Augusta. During February 2000, the company renewed the lease of its space under terms of the contract which now expire in August 2000 with another 6 month option to renew until February 2001. The bank has purchased property in downtown Aiken on which it plans to build a permanent office location to replace the leased premises. A construction date has not yet been determined.

Item 3.  Legal Proceedings.
--------------------------

         Neither the company nor the bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the company or the bank.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

         In response to this Item, the information contained on page 43 of the company's Annual Report to shareholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis and Financial Statements
----------------------------------------------------------------------

         In response to this Item, the information contained on pages 4 through 17 of the company's Annual Report to shareholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 7. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None.

Item 8. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 is incorporated herein by reference.

Item 9.  Executive Compensation
-------------------------------

         In response to this Item, the information contained on pages 7 through 9 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 is incorporated herein by reference.

Item 10.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         In response to this Item, the information contained on pages 9 through 10 of the company's Proxy Statement for the Annual Meeting of shareholders to be held on April 27, 2000 is incorporated herein by reference.

Item 11.  Certain Relationships and Related Transactions
--------------------------------------------------------

         In response to this Item, the information contained on pages 10 through 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 is incorporated herein by reference.

Item 12.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

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

         10.6     Form of Subscription Agreement (incorporated by reference to
                  Exhibit 10.6 of the Registration Statement on Form
                  SB-2, File No. 333-25179).

         10.9. Sales Agency Agreement dated July 9, 1997 between the Company and Interstate/Johnson Lane Corporation (incorporated by reference to Exhibit 10.9 of the Quarterly Report on Form 10-QSB for the period ended September 30, 1997, File No. 333-25179).

         10.10. Second Amendment to Lease Agreement dated August 4, 1998 by and between the Company and Ms. Margaret C. Holley (incorporated by reference to Exhibit 10.10 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

         10.11. People's Community Capital Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

         13       Annual Report for year ended December 31, 1999.

         21.1     Subsidiaries of the Company.

         27.1     Financial Data Schedule (for electronic filing purposes).

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLE'S COMMUNITY CAPITAL CORPORATION


Date: March 24, 2000                  By:  /s/ Alan J. George
                                           -------------------------------------
                                           Alan J. George

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

            Signature                               Title                        Date
            ---------                               -----                        ----
    /s/ Raymond D. Brown                            Director                March 24, 2000
   ----------------------------------
   Raymond D. Brown

     /s/ Alan J. George                   Director, President and Chief     March 24, 2000
   ----------------------------------
   Alan J. George                               Operating Officer

     /s/ Anthony E. Jones                           Director                March 24, 2000
   ----------------------------------
   Anthony E. Jones

     /s/ James D. McNair                            Director                March 24, 2000
   ----------------------------------
   James D. McNair

     /s/ Clark D. Moore, M.D.                       Director                March 24, 2000
   ----------------------------------
   Clark D. Moore, M.D.

     /s/ Russell D. Phelon                          Director                March 24, 2000
   ----------------------------------
   Russell D. Phelon

     /s/ Margaret Holley-Taylor                     Director                March 24, 2000
   ----------------------------------
   Margaret Holley-Taylor




     /s/ Donald W. Thompson                         Director                March 24, 2000
   ----------------------------------
   Donald W. Thompson

     /s/ John B. Tomarchio, M.D.                    Director                March 24, 2000
   ----------------------------------
   John B. Tomarchio, M.D.

     /s/ Tommy B. Wessinger            Director; Chairman; Chief Executive  March 24, 2000
   ----------------------------------
   Tommy B. Wessinger                                Officer


     /s/ Jean H. Covington                   Chief Financial Officer        March 24, 2000
   ----------------------------------
   Jean H. Covington

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

10.10 Second Amendment to Lease Agreement dated August 4, 1998 by and between the Company and Ms. Margaret C. Holley (incorporated by reference to

               Exhibit 10.10 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

10.11 People's Community Capital Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit
               10.10 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

13             Annual Report for the year ended December 31, 1999.

21.1           Subsidiaries of the Company.

27.1           Financial Data Schedule (for electronic filing purposes).