Form 10QSB
period 2000-03-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2000-05-11
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

                                                          Yes  X   No
                                                               ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 978,262 shares of common stock, par value $.01 per share outstanding at May 5, 2000.

         Transitional Small Business Disclosure Format (check one):
                                                            Yes     No     X
                                                              ----       -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements.
------------------------------

                     People's Community Capital Corporation
                           Consolidated Balance Sheets

                                                                                  March 31,   December 31,
                                                                                    2000          1999
                                                                                 ---------    ------------
                                                                                (Unaudited)     (Audited)
                                     Assets

Cash and due from banks                                                          $  2,289,868     $  3,076,294
Federal funds sold                                                                  1,900,000        5,550,000
Securities, available for sale                                                     10,599,545       10,711,010
Loans receivable, net                                                              38,138,029       33,225,197
Properties and equipment, net                                                       1,674,838        1,678,862
Accrued interest receivable                                                           363,956          325,904
Deferred income taxes                                                                 186,138          136,949
Other assets                                                                           95,116           90,571
                                                                                -------------      -----------
         Total assets                                                             $55,247,490      $54,794,787
                                                                                --===========      ===========

                      Liabilities and Shareholders' Equity

Liabilities:
  Non-interest bearing deposits                                                 $  8,035,848     $  6,672,434
  Interest bearing deposits                                                       36,644,198       36,496,307
                                                                                ------------     ------------
         Total deposits                                                           44,680,046       43,168,741
  Accrued interest payable                                                            66,238           62,383
  Accrued expenses and other liabilities                                              73,495          100,480
  Other borrowings                                                                   987,235        2,006,427
                                                                                ------------     ------------
         Total liabilities                                                        45,807,014       45,338,031
                                                                                ------------     ------------

Shareholders' equity:
  Common stock,  $.01 par value;  10,000,000 shares  authorized,
       998,262 shares issued at March 31, 2000 and
       at December 31, 1999                                                            9,983            9,983
  Additional paid-in-capital                                                       9,776,507        9,776,507
  Retained earnings (deficit)                                                         46,154          (58,320)
  Accumulated other comprehensive income                                            (185,918)        (113,914)
                                                                                ------------      -----------
                                                                                   9,646,726        9,614,256
  Treasury stock, 20,000 and 15,000 shares at cost                                  (206,250)        (157,500)
                                                                                ------------      -----------
         Total shareholders' equity                                                9,440,476        9,456,756
                                                                                ------------      -----------

         Total liabilities and shareholders' equity                              $55,247,490      $54,794,787
                                                                                 ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                               -----------------------
                                                                                                2000            1999
                                                                                                ----            ----

Interest income:
  Loans, including fees                                                                        $ 823,647        $ 508,783
  Federal funds sold                                                                              38,029           38,510
  Securities and short-term investments                                                          169,375          127,807
                                                                                             -----------       ----------
         Total interest income                                                                 1,031,051          675,100
                                                                                             -----------       ----------

Interest expense:
  Deposits                                                                                       378,098          212,991
  Other borrowings                                                                                 6,457            2,935
                                                                                             -----------       ----------
         Total interest expense                                                                  384,555          215,926
                                                                                             -----------       ----------

  Net interest income                                                                            646,496          459,174
  Provision for loan losses                                                                       57,000           32,000
                                                                                             -----------       ----------
         Net interest income after provision
           for loan losses                                                                       589,496          427,174
                                                                                             -----------       ----------

Non-interest income:
  Service charges on deposit accounts                                                             57,588           36,908
  Other income                                                                                    23,329           42,856
                                                                                             -----------      -----------
         Total non-interest income                                                                80,917           79,764
                                                                                             -----------      -----------

Non-interest expenses:
  Salaries and employee benefits                                                                 271,314          237,391
  Occupancy and equipment                                                                         60,935           50,584
  Consulting and professional fees                                                                38,635           28,641
  Customer related expenses                                                                       16,913           14,168
  General operating expenses                                                                      87,270           57,022
  Other expenses                                                                                  26,726           22,771
                                                                                              ----------       ----------
         Total non-interest expenses                                                             501,793          410,577

Income before income taxes                                                                       168,620           96,361
Income tax provision                                                                              64,146           36,804
                                                                                             -----------      -----------
Net income                                                                                     $ 104,474      $    59,557
                                                                                             ===========      ===========

Weighted average common shares outstanding:

     Basic                                                                                      980,899           998,162
     Diluted                                                                                  1,066,265         1,040,170

Earnings per share:
     Basic                                                                                     $    .11       $       .06
     Diluted                                                                                   $    .10       $       .06

          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                   For the three months
                                                     ended  March 31,
                                                   ---------------------

                                                   2000             1999
                                                   ----             ----

Net income                                      $   104,474       $    59,557

Other comprehensive loss, net of tax:
  Net change in unrealized loss on securities
    available for sale                              (72,004)          (27,409)
                                                -----------        ----------

         Total other comprehensive loss             (72,004)          (27,409)
                                                -----------       -----------

Comprehensive income                            $    32,470       $    32,148
                                                ===========       ===========

          See accompanying Notes to Consolidated Financial Statements.


                     People's Community Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      For the three months
                                                                                        ended  March 31,
                                                                                      ---------------------
                                                                                       2000            1999
                                                                                      -----           -----
Operating activities:
  Net income                                                                    $    104,474     $      59,557
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                   27,586            25,823
      Provision for loan losses                                                       57,000            32,000
      Deferred income taxes                                                           (1,228)           16,568
      Changes in deferred and accrued amounts:
        Other assets and accrued interest receivable                                 (45,462)           19,124
        Accrued expenses and other liabilities                                       (23,130)           18,269
                                                                                ------------     -------------

         Net cash provided by operating activities                                   119,240           171,341
                                                                                -------------    -------------

Investing activities:

  Purchase of securities available for sale                                           (8,500)       (2,000,000)
  Maturities and calls of securities available for sale                                    -         2,798,266
  Purchases of property and equipment                                                (20,697)           (2,500)
  Net increase in loans                                                           (4,969,832)       (3,555,716)
  Net decrease in federal funds sold                                               3,650,000           230,000
                                                                                ------------      ------------

         Net cash used for investing activities                                   (1,349,029)       (2,529,950)
                                                                                ------------      ------------

Financing activities:

  Purchase of treasury stock                                                        (48,750)                 -
  Net increase in deposits                                                        1,511,305          3,321,893
  Net decrease in other borrowings                                               (1,019,192)           (93,565)
                                                                                -----------       ------------

         Net cash provided by financing activities                                  443,363          3,228,328
                                                                                -----------       ------------

Net (decrease)/increase in cash and due from banks                                 (786,426)           869,719
Cash and due from banks at beginning of period                                    3,076,294            958,613
                                                                                -----------       ------------
Cash and due from banks at end of period                                        $ 2,289,868        $ 1,828,332
                                                                                ===========       ============

Supplemental disclosure:
    Cash paid during the period for interest                                    $   380,700       $    208,354
                                                                                ===========       ============




          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1999, included in the Company's Form 10-KSB for the year ended December 31, 1999.

Note 2.     Summary of organization

         People's Community Capital Corporation (the "Company") was incorporated on February 26, 1997, under the laws of the State of South Carolina for the purpose of operating as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended.

         The Company is a bank holding company whose subsidiary, People's Community Bank of South Carolina (the "Bank"), is primarily engaged in the business of accepting savings and demand deposits insured by the Federal Deposit Insurance Corporation, and providing mortgage, consumer and commercial loans to the general public. The Bank formed a subsidiary, People's Financial Services, Inc. in December 1999 for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This discussion and analysis is intended to assist the reader in understanding our financial condition and results of operations. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our registration statement on Form SB-2 (Registration Number 333-25179) as filed with and declared effective by the Securities and Exchange Commission.

         We were incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. Our wholly-owned subsidiary, People's Community Bank of South Carolina (the Bank), commenced business on September 22, 1997 and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. The Bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

          The second banking center located in Aiken was opened on September 8, 1998 in leased offices that also are the headquarters of the holding company. A tract of land has been purchased in downtown Aiken for the construction of a permanent banking center office. The cost of the land and preliminary construction costs through March 31, 2000 were approximately $173,000. Construction of the office is expected to begin this year.

         In December 1999, the Bank formed a subsidiary, People's Financial Services, Inc. for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

         Our net income for the first quarter of 2000 was $104,474 compared to $59,557 for the same period last year. The income per share increased to $.11 compared to $.06 for the same period in 1999. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $48.9 million for the three months ended March 31, 2000 as compared to $34.0 million for the three months ended March 31, 1999. During the first quarter of 2000, we achieved positive retained earnings, thus recovering previous losses associated with the start-up of the business.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended March 31, 2000 and 1999. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                                        Three months ended March 31, 2000               Three months ended March 31, 1999
                                      ---------------------------------------         ------------------------------------------
                                      Average          Interest        Yield          Average       Interest           Yield/
                                      Balance      Income/Expense      /Rate          Balance     Income/Expense        Rate
                                      -------      --------------      -----          -------     --------------       ------
 ASSETS
Federal funds sold                    $ 2,663,686     $   38,029        5.71%      $  3,332,268       $  38,510        4.62%
Securities                             10,707,665        169,375        6.33%         8,281,729         127,807        6.17%
Loans                                  35,553,983        823,647        9.27%        22,353,936         508,783        9.10%
                                    -------------    -----------                     ----------       ---------
Total earning assets                   48,925,334      1,031,051        8.43%        33,967,933         675,100        7.95%
                                    -------------    -----------                     ----------       ---------

Cash and due from banks                 1,783,900                                     1,352,642
Premises and equipment                  1,666,168                                     1,708,413
Other assets                            1,086,977                                     1,009,538
Allowance for loan losses                (434,833)                                     (305,667)
                                    -------------                                    ----------
   Total assets                        53,027,546                                    37,732,859
                                    =============                                    ==========

  LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts                    6,598,623         20,840        1.26%         4,472,579          14,370         1.29%
Money market accounts                   9,306,120         92,365        3.97%         8,015,265          78,608         3.92%
Savings deposits                          747,515          4,527        2.42%           430,758           2,454         2.28%
Time deposits                          19,228,402        260,366        5.42%         9,337,773         117,559         5.04%
                                    -------------    -----------                     ----------      ----------
   Total interest bearing deposits     35,880,660        378,098        4.22%        22,256,375         212,991         3.83%
Interest-bearing borrowings               453,734          6,457        5.69%           272,640           2,935
                                    -------------    -----------                     ----------      ----------         4.31%

   Total interest-bearing liabilities  36,334,394        384,555        4.23%        22,529,015         215,926
                                    -------------    -----------                     ----------      ----------         3.83%

Demand deposits                         7,155,944                                     5,693,120
Other liabilities                          42,633                                        96,452
Shareholders' equity                    9,494,575                                     9,414,272
                                    -------------                                   -----------
   Total liabilities &
       shareholders equity            $53,027,546                                   $37,732,859
                                    =============                                   ===========

Net interest spread                                                     4.20%                                           4.12%

Net interest income/margin                             $ 646,496        5.29%                          $459,174         5.41%
                                                      ==========                                     ==========

         Net interest income was $646,496 for the three months ended March 31, 2000 as compared to $459,174 for the three months ended March 31, 1999. The net interest margin (net interest income divided by average earning assets) was 5.29% for the three months ended March 31, 2000 compared to the net interest margin of 5.41% for the three months ended March 31, 1999. The decline in net interest margin is largely due to the higher rates being paid on interest-bearing deposits in light of five increases in the prime rate since March 31, 1999.

         Interest income for the first three months of 2000 was $1,031,051 compared to $675,100 for the same period in 1999. The volume of total earnings assets increased by about $15 million between the two periods. The largest component of interest income was interest and fees on loans amounting to $823,647 for the three months ended March 31, 2000 compared to $508,783 for the comparable prior year period. The overall rate on the loan portfolio increased from 9.10% for the three months ended March 31, 1999 to 9.27% for the three-month period ended March 31, 2000. Interest earned on federal funds sold remained about the same amount for the two periods under review even though the average federal funds sold balance was lower for the three months ended March 31, 2000 than for the comparable period in 1999 by about $668,000.

This increase, as well as the increases recognized in the available for sale bond portfolio, increased the yield on average earning assets from 7.95% for the first three months of 1999 to 8.43% for the same period in 2000.

         Interest expense increased from $215,926 for the three months ended March 31, 1999 to $384,555 for the three months ended March 31, 2000 as the size of interest-bearing liabilities, primarily deposits, increased from $22,529,015 to $36,334,394, an increase of 61%. The average rate paid on interest bearing liabilities increased from 3.83% to 4.23% reflecting the increases in general market rates of interest paid on deposits and borrowings as mentioned above.

Non-interest Income

         Non-interest income for the three-month period ended March 31, 2000 was $80,917 compared to $79,764 for the same period in 1999. Of this total, $57,588 represented service charges on deposit accounts for the three months ended March 31, 2000 compared to $36,908 for the comparable period in 1999. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The remaining $23,329 of non-interest income for the first three months of 2000 was income generated from other fees charged. For the same period in 1999, other income amounted to $42,856, the largest component being brokered mortgage origination fee income of $27,808. Brokered mortgage origination fee income only amounted to $2,275 for the first quarter of 2000, reflecting the decrease in refinancing activities associated with rising interest rates. The majority of other fee income for the first quarter of 2000 was $10,622 of fees from non-deposit investment products' activity associated with the Bank's financial services subsidiary that commenced operations in December 1999.

Non-interest Expense

         Non-interest expense for the three-month periods ended March 31, 2000 and 1999 were $501,793 and $410,577, respectively, a 22% increase. The largest component of non-interest expense was salaries and employee benefits of $271,314 and $237,391, respectively. Salaries and employee benefits expense increased 14% due to general merit increases, the addition of staff associated with the financial services subsidiary, and the matching of 401k plan contributions that began January 1, 2000. Occupancy and equipment expense increased $10,351, or 20% largely due to additional depreciation associated with new equipment purchases and repairs on existing equipment. Consulting and professional fees increased $9,994, or 35% due to an increase in the FDIC fee assessment as deposits have increased, scheduled increases in auditing and other consulting service fees, and the commencement of directors' fees in August 1999. The largest percentage increase in non-interest expense was general operating expenses which increased 53%, or $30,248. This increase was due to higher levels of Bank activity generating increased costs, primarily in data processing, but also in items such as postage, supplies and Federal Reserve processing fees.

Provision for Loan Losses

         The provision for loan losses was $57,000 and $32,000, respectively, for the first three months of 2000 and 1999, bringing the total reserve balance to $467,000 and $317,000 at March 31, 2000 and 1999, respectively. This amount represents 1.21% of gross loans at March 31, 2000, compared to 1.29% at March 31, 1999. It also reflects management's estimates of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $41,847 in potential problem loans that were classified as non-accrual loans at March 31, 2000. There were no non-performing loans at March 31, 1999. There were no charge-offs for the periods ended March 31, 2000 or March 31, 1999.

BALANCE SHEET REVIEW

         Total consolidated assets grew by $452,703 from $54,794,787 at December 31, 1999 to $55,247,490 at March 31, 2000. The increase was generated through a $1,511,305 increase in deposits with a $1,019,192 decrease in borrowed funds. Federal funds sold decreased by $3,650,000, and the funds generated from the decrease in Federal funds sold and the increase in deposits were used to increase net loans by $4,912,832. The available-for-sale investment portfolio decreased by $111,465 since December 31, 1999 primarily due to market value adjustments. There were no purchases or maturities in the period other than an additional stock purchase in the Federal Home Loan Bank of $8,500. Cash and due from banks decreased by $786,426.

Loans

         Outstanding loans represent the largest component of earning assets as of March 31, 2000 at $38,138,029, or 75.3% of total earning assets. Net loans increased $4,912,832, or 14.8%, since December 31, 1999.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the period ended March 31, 2000 was 9.27% as compared to a yield of 9.19% for the year ended December 31, 1999.

Allowance for Loan Losses

         The allowance for loan losses at March 31, 2000 was $467,000, or 1.21% of loans outstanding, compared to an allowance of $410,000, or 1.22%, at December 31, 1999. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but mostly, because of the lack of historical data available in a new company, based on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of March 31, 2000, there were $41,847 in non-performing loans with no charge-offs for the period.

Securities

         Investment securities represented 20.9% of earning assets at March 31, 2000 with a total of $10,599,545, down $111,465 from the December 31, 1999 balance of $10,711,010. The yield on investment securities was 6.33% for the three months ended March 31, 2000 compared to 6.18% for the year ended December 31, 1999. Included in available-for-sale securities is $109,900 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $8,500 was purchased in the first quarter of 2000. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits

         Our primary source of funds for loans and investments is deposits. Deposits grew $1,511,305, or 3.5%, since year-end 1999 for a total of $44,680,046 at March 31, 2000. The average rates paid on interest-bearing deposits were 4.22% and 3.93% at March 31, 2000 and December 31, 1999, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. The Bank had paid higher rates initially to attract deposits but had subsequently decreased the rates based on the factors above. The Bank has now seen rates begin to move back up again due to changes in those same factors.

Liquidity and Sources of Capital

         At March 31, 2000, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $4,189,868, representing 7.6% of total assets. Investment securities amounted to $10,599,545, representing 19.2% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the three-month period ended March 31, 2000, total deposits increased by $1.5 million representing an increase of 3.5%, or 14% on an annualized basis. Our deposit growth rate is not as high as it was in the initial periods of our development. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

         We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the Bank maintains two lines of credit from correspondent banks in the amount of $1,800,000 each, and is a member of the Federal Home Loan Bank, from which applications may be made for borrowing capabilities, if needed.

         The Bank currently maintains a level of capitalization in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and operating losses, or a combination of these factors, could change our capital position in a relatively short period of time. We plan to begin construction in 2000 on an office building in downtown Aiken with estimated capital expenditures of $1,200,000. The capital project is expected to be funded with internal sources. The cost of the land and preliminary construction costs through March 31, 2000 was approximately $173,000. Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at March 31, 2000:

                                        Well-Capitalized     Minimum
                               Ratio      Requirement       Requirement
                               -----    ----------------    -----------

Tier 1 capital                 14.48%     6.00%               4.0%
Total capital                  15.64%    10.00%               8.0%
Tier 1 leverage ratio          11.71%     5.00%               4.0%

YEAR 2000 ISSUES

         Like many financial institutions, we rely upon computers for conducting our business and for information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. While we have not experienced any material computer malfunctions to date, there remains a risk that our computers will be unable to read or interpret data on Year 2000-sensitive dates, including October 10, 2000. Our regulators have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We believe that our internal systems and software, including our network connections, are programmed to comply with Year 2000 requirements, although there is a risk they may not be. We incurred approximately $2,000 in expenses in 1999 to implement our Year 2000 plan. Under our plan, we are continuing to monitor the situation throughout 2000. Based on information currently available, we believe that we will not incur significant additional expenses in connection with the Year 2000 issue.

         The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties that our customers experience caused by Year 2000 issues could impair their ability to repay loans to us.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board, FASB, issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. The statement is now effective for fiscal years and quarters beginning after June 15, 2000 (delayed through the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133"). Because we do not use derivative transactions at this time, management does not expect that this standard will have a significant effect on us.

         In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The new statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement did not have an impact on our financial statements.

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

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not Applicable

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

     (a) Exhibits - 27.1  Financial  Data  Schedule for period  ending March 31,
         2000.

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  People's Community Capital Corporation
                                  (Registrant)

Date:    May 8, 2000              By:      /s/ Tommy B. Wessinger
                                           -------------------------------------
                                           Tommy B. Wessinger
                                           Chief Executive Officer

                                  By:      /s/ Jean H. Covington
                                           -------------------------------------
                                           Jean H. Covington
                                           Principal Accounting and Chief
                                                Financial Officer