Form 10QSB
period 2000-06-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2000-08-03
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly  report under Section 13 or 15(d) of the  Securities
___      Exchange Act of 1934 for the  quarterly  period ended June 30, 2000.

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 972,625 shares of common stock, par value $.01 per share outstanding at July 31, 2000.

     Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                   --   --

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                     People's Community Capital Corporation
                           Consolidated Balance Sheets


                                                                                 June 30,             December 31,
                                                                                   2000                   1999
                                                                                   ----                   ----
                                                                                (Unaudited)            (Audited)

                                     Assets

Cash and due from banks                                                       $  1,703,681          $      3,076,294
Federal funds sold                                                               5,220,000                 5,550,000
Securities, available for sale                                                  10,610,359                10,711,010
Loans receivable, net                                                           38,619,140                33,225,197
Properties and equipment, net                                                    1,714,300                 1,678,862
Accrued interest receivable                                                        368,023                   325,904
Deferred income taxes                                                              203,764                   136,949
Other assets                                                                       103,791                    90,571
                                                                             -------------          ----------------
            Total assets                                                     $  58,543,058          $     54,794,787
                                                                             =============          ================

                      Liabilities and Shareholders' Equity

Liabilities:
     Non-interest bearing deposits                                           $   7,995,718          $     6,672,434
     Interest bearing deposits                                                  39,745,547               36,496,307
                                                                             -------------          ---------------
         Total deposits                                                         47,741,265               43,168,741
     Accrued interest payable                                                       74,756                   62,383
     Accrued expenses and other liabilities                                        169,549                  100,480
     Other borrowings                                                            1,008,749                2,006,427
                                                                             -------------          ---------------
         Total liabilities                                                      48,994,319               45,338,031
                                                                             -------------          ---------------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000 shares authorized, 998,262
         shares issued at June 30, 2000 and December 31, 1999                        9,983                    9,983
     Additional paid-in-capital                                                  9,776,507                9,776,507
     Retained earnings (deficit)                                                   193,051                  (58,320)
     Accumulated other comprehensive income (loss)                                (179,456)                (113,914)
                                                                             -------------          ---------------
                                                                                 9,800,085                9,614,256
     Treasury stock, 25,637 and 15,000 shares at cost                             (251,346)                (157,500)
                                                                             -------------          ---------------
         Total shareholders' equity                                              9,548,739                9,456,756
                                                                             -------------          ---------------
         Total liabilities and shareholders' equity                            $58,543,058              $54,794,787
                                                                             =============          ===============


         See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       For the three months               For the six months
                                                                          ended June 30,                    ended June 30,
                                                                          --------------                    --------------
                                                                       2000             1999             2000             1999
                                                                       ----             ----             ----             ----

Interest income:
         Loans, including fees                                    $     898,858     $    577,367     $ 1,722,505       $ 1,086,150
         Federal funds sold                                              35,331           54,264          73,360            92,774
         Securities and short-term investments                          169,463          128,071         338,838           255,878
                                                                  -------------    -------------   -------------     -------------
                  Total interest income                               1,103,652          759,702       2,134,703         1,434,802
                                                                  -------------   --------------   -------------     -------------

Interest expense:
         Deposits                                                       410,621          251,988         788,719           464,979
         Other borrowings                                                10,549            4,165          17,006             7,100
                                                                  --------------   -------------    ------------     -------------
                  Total interest expense                                421,170          256,153         805,725           472,079
                                                                  --------------   -------------    ------------     -------------

Net interest income                                                     682,482          503,549       1,328,978           962,723
Provision for loan losses                                                60,275           33,706         117,275            65,706
                                                                  --------------   -------------    ------------     -------------
         Net interest income after provision                            622,207          469,843       1,211,703           897,017
                                                                  -------------    -------------    ------------     -------------
         for loan losses

Non-interest income:
         Service charges on deposit accounts                              57,967           49,443        115,555            86,351
         Other income                                                     30,305           17,426         53,634            60,282
                                                                  --------------   --------------  -------------     -------------
                  Total non-interest income                               88,272           66,869        169,189           146,633
                                                                  --------------   --------------  -------------     -------------

Non-interest expenses:
         Salaries and employee benefits                                  261,783          228,498        533,097           465,889
         Occupancy and equipment                                          53,280           47,729        114,215            98,313
         Consulting and professional expenses                             22,186           10,710         60,821            39,351
         Customer related expenses                                        17,407           15,999         34,320            30,167
         General operating expenses                                       79,951           62,547        167,221           119,569
         Other expenses                                                   38,516           31,308         65,242            54,079
                                                                  --------------   --------------  -------------    --------------


                  Total non-interest expenses                            473,123          396,791        974,916           807,368
                                                                  --------------   --------------  -------------     -------------

Income before income taxes                                               237,356          139,921        405,976           236,282
Income tax provision                                                      90,461           53,389        154,607            90,193
                                                                  --------------   --------------  -------------     -------------
Net income                                                        $      146,895    $      86,532  $     251,369      $    146,089
                                                                  ==============   ==============  =============     =============

Weighted average common shares outstanding:

         Basic                                                          975,970           998,162        978,435           998,162
         Diluted                                                      1,062,325         1,039,584      1,064,295         1,039,876

Earnings per share:
         Basic                                                    $         .15    $         .09   $         .26      $        .15
         Diluted                                                  $         .14    $         .08   $         .24      $        .14


          See accompanying Notes to Consolidated Financial Statements.



                     People's Community Capital Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                              For the three months                   For the six months
                                                                 ended June 30,                        ended June 30,
                                                                 --------------                        --------------
                                                           2000                1999                2000              1999
                                                           ----                ----                ----              ----
Net income                                           $      146,895     $     86,532         $     251,369       $   146,089

Other comprehensive income (loss), net of tax:
     Net change in unrealized gain (loss) on
securities available for sale                                 6,462          (54,114)              (65,542)          (81,523)
                                                     --------------     ------------        --------------     -------------

         Total other comprehensive gain (loss)                6,462          (54,114)              (65,542)          (81,523)

Comprehensive income                                 $      153,357     $     32,418         $     185,827     $      64,566
                                                     ==============     ============         ==============    =============



          See accompanying Notes to Consolidated Financial Statements.


                     People's Community Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                       For the six months
                                                                                                         ended June 30,
                                                                                                         --------------
                                                                                                    2000                   1999
                                                                                                    ----                   ----
Operating activities:

    Net income                                                                                $     251,369        $     146,089
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                               55,368               51,765
         Provision for loan losses                                                                  117,275               65,706
         Deferred income taxes                                                                      (31,706)              31,873
    Changes in deferred and accrued amounts:

         Other assets and accrued interest receivable                                               (52,568)               4,177
         Accrued expenses and other liabilities                                                      81,442               12,280
                                                                                          -----------------      ---------------

                Net cash provided by operating activities                                           421,180              311,890
                                                                                          -----------------      ---------------

Investing activities:

    Purchase of securities available for sale                                                        (8,500)          (6,500,000)
    Maturities and calls of securities available for sale                                                 -            4,334,297
    Purchase of property and equipment                                                              (85,075)             (24,126)
    Net increase in loans                                                                        (5,511,218)          (5,889,755)
    Net decrease in federal funds sold                                                              330,000              470,000
                                                                                          -----------------      ---------------


                Net cash used for investing activities                                          (5,274,793)           (7,609,584)
                                                                                          ----------------       ---------------

Financing activities:

    Purchase of treasury stock                                                                     (93,846)                    -
    Net increase in deposits                                                                     4,572,524             7,261,442
    Net (decrease) increase in other borrowings                                                   (997,678)              668,817
                                                                                           ---------------       ---------------

                   Net cash provided by financing activities                                     3,481,000             7,930,259
                                                                                           ---------------       ---------------

                Net (decrease)/increase in cash and due from banks                              (1,372,613)              632,565
Cash and due from banks at  beginning of period                                                   3,076,294              958,613
                                                                                           ----------------      ---------------
Cash and due from banks at end of period                                                   $      1,703,681      $     1,591,178
                                                                                           ================      ---------------
Supplemental disclosure:
    Cash paid during the period for interest                                               $        793,352      $       460,059
                                                                                           ================      ===============


          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1999, included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

         We were incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. Our wholly-owned subsidiary, People's Community Bank of South Carolina (the "Bank"), commenced business on September 22, 1997 and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. The Bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

          The second banking center located in Aiken was opened on September 8, 1998 in leased offices that also are the headquarters of the holding company. A tract of land has been purchased in downtown Aiken for the construction of a permanent banking center office. The cost of the land and preliminary construction costs through June 30, 2000 were approximately $231,000. Construction of the office is expected to begin this year.

         In December 1999, the Bank formed a subsidiary, People's Financial Services, Inc. for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW - Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

         Our net income for the second quarter of 2000 was $146,895 compared to $86,532 for the same period last year. The basic income per share increased to $.15 compared to $.09 for the same period in 1999. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $51.9 million for the three months ended June 30, 2000 as compared to $38.4 million for the three months ended June 30, 1999.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended June 30, 2000 and 1999. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.



                                                  Three months ended June 30, 2000             Three months ended June 30, 1999
                                                 Average          Interest      Yield       Average         Interest        Yield/
                                                 Balance       Income/Expense   /Rate       Balance      Income/Expense      Rate
ASSETS

Federal funds sold                              $ 2,237,832       $ 35,331      6.32%    $ 4,567,601        $ 54,264     4.75%
Securities                                       10,647,776        169,463      6.37%      8,366,482         128,071     6.12%
Loans                                            38,964,696        898,858      9.23%     25,472,464         577,367     9.07%
                                                 ----------        -------                ----------         -------
Total earning assets                             51,850,304      1,103,652      8.51%     38,406,547         759,702     7.91%
                                                                 ---------                                   -------

Cash and due from banks                           1,675,020                                1,506,411
Premises and equipment                            1,693,172                                1,700,424
Other assets                                      1,016,256                                  812,788
Allowance for loan losses                         (488,833)                                (333,278)
                                                  ---------                                ---------
         Total assets                            55,745,919                               42,092,892
                                                 ==========                               ==========

LIABILITIES & EQUITY Interest-bearing deposits:

Transaction accounts                              6,632,060         20,973      1.26%      4,934,094          15,786     1.28%
Money market accounts                             9,482,557         99,157      4.18%      8,806,636          83,171     3.78%
Savings deposits                                    767,686          4,621      2.41%        484,745           2,942     2.43%
Time deposits                                    20,661,171        285,870      5.53%     11,787,761         150,089     5.09%
                                                 ----------        -------                ----------         -------
         Total interest bearing deposits         37,543,474        410,621      4.37%     26,013,236         251,988     3.87%
Interest-bearing borrowings                         692,615         10,549      6.09%        355,083           4,165     4.69%
                                                    -------         ------                   -------           -----
         Total interest-bearing liabilities      38,236,089        421,170      4.41%     26,368,319         256,153     3.89%

Demand deposits                                   7,820,968                                6,158,261
Other liabilities                                    40,773                                  102,925
Shareholders' equity                              9,648,089                                9,463,387
                                                  ---------                                ---------
         Total liabilities &
         shareholders equity                    $55,745,919                              $42,092,892
                                                ===========                              ===========

Net interest spread                                                             4.10%                                    4.02%

Net interest income/margin                                       $ 682,482      5.27%                      $ 503,549     5.24%
                                                                 =========                                 =========

         Net interest income was $682,482 for the three months ended June 30, 2000 as compared to $503,549 for the three months ended June 30, 1999. The net interest margin (net interest income divided by average earning assets) was 5.27% for the three months ended June 30, 2000 compared to the net interest margin of 5.24% for the three months ended June 30, 1999.

         Interest income for the second quarter of 2000 was $1,103,652 compared to $759,702 for the same period in 1999. The volume of total earnings assets increased by about $13.4 million between the two periods. The largest component of interest income was interest and fees on loans amounting to $898,858 for the three months ended June 30, 2000 compared to $577,367 for the comparable prior year period. The overall rate on the loan portfolio increased from 9.07% for the three months ended June 30, 1999 to 9.23% for the three month period ended June 30, 2000. Interest earned on federal funds sold decreased slightly between the two periods under review as the average federal funds sold balance was lower for the three months ended June 30, 2000 than for the comparable period in 1999 by about $2.3 million. Interest income on securities increased between the two periods as the average balance increased by about $2.3 million and the average rate earned increased.

         Interest expense increased from $256,153 for the three months ended June 30, 1999 to $421,170 for the three months ended June 30, 2000 as the size of interest-bearing liabilities, primarily deposits, increased from $26.4 million to

$38.2 million, an increase of 45%. The average rate paid on interest bearing liabilities increased from 3.89% to 4.41% reflecting the increases in general market rates of interest paid on deposits as prompted by several increases in the prime rate.

Non-interest Income

         Non-interest income for the three month period ended June 30, 2000 was $88,272 compared to $66,869 for the same period in 1999. Of this total, $57,967 represented service charges on deposit accounts for the three months ended June 30, 2000 compared to $49,443 for the comparable period in 1999. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The remaining $30,305 of non-interest income for the second quarter of 2000 was income generated from other fees charged such as brokered mortgage origination fees, lease fees, commissions on sale of checks to customers, and fees from non-deposit investment products' activity associated with the Bank's financial services subsidiary. For the second quarter of 1999, other income amounted to $17,426, the largest component being brokered mortgage origination fee income. Brokered mortgage origination fee income has been significantly less in 2000 compared to last year, reflecting the decrease in refinancing activities associated with rising interest rates. The majority of other fee income for the second quarter of 2000 was $17,929 of fees from non-deposit investment products' activity. The financial services subsidiary began operations in December 1999.

Non-interest Expense

         Non-interest expense for the three month periods ended June 30, 2000 and 1999 were $473,123 and $396,791, respectively, a 19% increase. The largest component of non-interest expense was salaries and employee benefits of $261,783 and $228,498, respectively. Salaries and employee benefits expense increased 15% due to general merit increases, the addition of staff associated with the financial services subsidiary, and the matching of 401k plan contributions that began January 1, 2000. Occupancy and equipment expense increased from $47,729 to $53,280, or 12% largely due to additional depreciation associated with new equipment purchases and repairs on existing equipment. Consulting and professional fees increased from $10,710 to $22,186 due to increases in other consulting service contracts, an increase in the FDIC fee assessment as deposits have increased, and the commencement of directors' fees in August 1999. General operating expenses increased from $62,547 to $79,951, or 28%. This increase was due to higher levels of Bank activity generating increased costs, primarily in data processing, but also in items such as postage, supplies and Federal Reserve processing fees. Other expenses increased from $31,308 to $38,516, or 23%, primarily due to increased advertising.

EARNINGS REVIEW - Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

         Our net income for the six months ended June 30, 2000 was $251,369 compared to $146,089 for the same period last year. The basic income per share increased to $.26 compared to $.15 for the same period in 1999. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $50.4 million for the six months ended June 30, 2000 as compared to $36.2 million for the six months ended June 30, 1999.

         The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2000 and 1999, along with average balances and the related interest income and interest expense amounts.



                                                   Six months ended June 30, 2000               Six months ended June 30, 1999
                                                 Average          Interest       Yield       Average         Interest        Yield/
                                                 Balance       Income/Expense    /Rate       Balance      Income/Expense      Rate
ASSETS

Federal funds sold                              $ 2,450,758        $ 73,360      5.99%    $ 3,949,934           $ 92,774     4.70%
Securities                                       10,677,721         338,838      6.35%      8,327,101            255,878     6.15%
Loans                                            37,259,340       1,722,505      9.25%     23,921,815          1,086,150     9.08%
                                                 ----------       ---------                ----------          ---------
Total earning assets                             50,387,819       2,134,703      8.47%     36,198,850          1,434,802     7.93%
                                                                  ---------                                    ---------

Cash and due from banks                           1,719,805                                 1,428,512
Premises and equipment                            1,676,265                                 1,704,365
Other assets                                      1,113,413                                   912,207
Allowance for loan losses                         (461,833)                                 (319,472)
                                                  ---------                                 ---------
         Total assets                            54,435,469                                39,924,462
                                                 ==========                                ==========

LIABILITIES & EQUITY Interest-bearing deposits:

Transaction accounts                              6,615,341          41,813      1.26%      4,704,611             30,156     1.28%
Money market accounts                             9,394,339         191,521      4.08%      8,413,163            161,778     3.85%
Savings deposits                                    757,601           9,148      2.41%        457,901              5,397     2.36%
Time deposits                                    19,944,787         546,237      5.48%     10,569,534            267,648     5.06%
                                                 ----------         -------                ----------            -------
         Total interest bearing deposits         36,712,068         788,719      4.30%     24,145,209            464,979     3.85%
Interest-bearing borrowings                         573,175          17,006      5.93%        313,862              7,100     4.52%
                                                    -------          ------                   -------              -----
         Total interest-bearing liabilities      37,285,243         805,725      4.32%     24,459,071            472,079     3.86%

Demand deposits                                   7,503,708                                 5,926,959
Other liabilities                                    43,717                                    99,684
Shareholders' equity                              9,602,801                                 9,438,748
                                                  ---------                                 ---------
         Total liabilities &
         shareholders equity                    $54,435,469                               $39,924,462
                                                ===========                               ===========

Net interest spread                                                              4.15%                                       4.07%

Net interest income/margin                                      $ 1,328,978      5.27%                         $ 962,723     5.32%
                                                                ===========                                    =========

         Net interest income was $1,328,978 for the six months ended June 30, 2000 as compared to $962,723 for the six months ended June 30, 1999. The net interest margin (net interest income divided by average earning assets) was 5.27% for the six months ended June 30, 2000 compared to the net interest margin of 5.32% for the six months ended June 30, 1999.

         Interest income for the first six months of 2000 was $2,134,703 compared to $1,434,802 for the same period in 1999. The volume of total earning assets increased from $36.2 million at June 30, 1999 to $50.4 million at June 30, 2000. The largest component of interest income was interest and fees on loans amounting to $1,722,505 for the six months ended June 30, 2000 compared to $1,086,150 for the comparable prior year period. The overall rate on the loan portfolio increased from 9.08% for the six months ended June 30, 1999 to 9.25% for the six month period ended June 30, 2000 as we encountered a period of rising interest rates. As with the quarterly analysis previously presented, interest earned on federal funds sold decreased slightly between the two periods under review as the average federal funds sold balance was lower for the six months ended June 30, 2000 than for the comparable period in 1999. Interest income on securities increased between the two periods as the average balance increased from $8,327,101 to $10,677,721, and the average rate earned increased from 6.15% to 6.35%.

         Interest expense increased from $472,079 for the six months ended June 30, 1999 to $805,725 for the six months ended June 30, 2000 as the size of interest-bearing liabilities, primarily deposits, increased from $24.5 million to $37.3 million, an increase of 52%. The average rate paid on interest bearing liabilities increased from 3.86% to 4.32% reflecting the increases in general market rates of interest paid on deposits as prompted by several increases in the prime rate.

Non-interest Income
-------------------

         Non-interest income for the six month period ended June 30, 2000 was $169,189 compared to $146,633 for the same period in 1999. Of this total, $115,555 represented service charges on deposit accounts for the six months ended June 30, 2000 compared to $86,351 for the comparable period in 1999. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The remaining $53,634 of non-interest income for the first half of 2000 was income generated from other fees charged such as brokered mortgage origination fees, lease fees, commissions on sale of checks to customers, and fees from non-deposit investment products' activity associated with the Bank's financial services subsidiary. For the first half of 1999, other income amounted to $60,282, the largest component being brokered mortgage origination fee income of $33,862. Brokered mortgage origination fee income has been significantly less in 2000 compared to last year at $3,770, reflecting the decrease in refinancing activities associated with rising interest rates. The majority of other fee income for the first six months of 2000 was $28,550 of fees from non-deposit investment products' activity. The financial services subsidiary began operations in December 1999.

Non-interest Expense
--------------------

         Non-interest expense for the six month periods ended June 30, 2000 and 1999 were $974,916 and $807,368, respectively, a 21% increase. The largest component of non-interest expense was salaries and employee benefits of $533,097 and $465,889, respectively. Salaries and employee benefits expense increased 14% due to general merit increases, the addition of staff associated with the financial services subsidiary, and the matching of 401k plan contributions that began January 1, 2000. Occupancy and equipment expense increased from $98,313 to $114,215, or 16% largely due to additional depreciation associated with new equipment purchases and repairs on existing equipment. Consulting and professional fees increased from $39,351 to $60,821 due to increases in other consulting service contracts, an increase in the FDIC fee assessment as deposits have increased, and the commencement of directors' fees in August 1999. General operating expenses increased from $119,569 to $167,221, or 40%. This increase was due to higher levels of Bank activity generating increased costs, primarily in data processing, but also in items such as postage, supplies and Federal Reserve processing fees. Other expenses increased from $54,079 to $65,242, or 21%, primarily due to increased levels of advertising.

Provision for Loan Losses
-------------------------

         The provision for loan losses was $117,275 and $65,706, respectively, for the first six months of 2000 and 1999, bringing the total reserve balance to $508,000 and $350,000 at June 30, 2000 and 1999, respectively. This amount represents 1.30% of gross loans at both June 30, 2000 and at June 30, 1999. It also reflects management's estimates of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $18,000 in potential problem loans that were classified as non-accrual loans at June 30, 2000. There were no non-performing loans at June 30, 1999. Loan charge-offs for the six months ended June 30, 2000 were $19,275 and were $706 for the six months ended June 30, 1999. Charge-offs in both years were made in the second quarter.

BALANCE SHEET REVIEW

         Total consolidated assets grew by $3.7 million from $54,794,787 at December 31, 1999 to $58,543,058 at June 30, 2000. The increase was generated through a $4.6 million increase in deposits with a $1 million decrease in borrowed funds. The increase in deposits was used to fund loans that increased by $5.4 million on a net basis. Cash and due from banks decreased by $1.4 million. Federal funds sold and securities available for sale remained fairly comparable at June 30, 2000 and at December 31, 1999. There were no purchases or maturities of investment securities in the period except for $8,500 of additional stock purchased in the Federal Home Loan Bank of Atlanta.

Loans
-----

         Net outstanding loans represent the largest component of earning assets as of June 30, 2000 at $38,619,140, or 71% of total earning assets. Net loans increased $5,393,943, or 16%, since December 31, 1999.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the period ended June 30, 2000 was 9.25% as compared to a yield of 9.19% for the year ended December 31, 1999.

Allowance for Loan Losses
-------------------------

         The allowance for loan losses at June 30, 2000 was $508,000, or 1.30% of loans outstanding, compared to an allowance of $410,000, or 1.22%, at December 31, 1999. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but mostly, because of the lack of historical data available in a new company, based on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of June 30, 2000, there were $18,000 in non-performing loans with charge-offs of $19,275 for the six month period.

Securities
----------

         Investment securities represented 19.5% of earning assets at June 30, 2000 with a total of $10,610,359, down $100,651 from the December 31, 1999 balance of $10,711,010. There have been no purchases or maturities of investments for the six months since December 31, 1999 with the exception of additional stock purchased in the Federal Home Loan Bank of Atlanta. The yield on investment securities was 6.35% for the six months ended June 30, 2000 compared to 6.18% for the year ended December 31, 1999. Included in available-for-sale securities is $109,900 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $8,500 was purchased in the first quarter of 2000. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits
--------

         Our primary source of funds for loans and investments is deposits. Deposits grew $4,572,524, or 10.5%, since year-end 1999 for a total of $47,741,265 at June 30, 2000. The average rates paid on interest-bearing deposits were 4.30% and 3.93% at June 30, 2000 and December 31, 1999, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. The Bank had paid higher rates initially to attract deposits but had subsequently decreased the rates based on the factors above. The Bank has now seen rates begin to move back up again due to changes in those same factors.

Liquidity and Sources of Capital
--------------------------------

         At June 30, 2000, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $6,923,681, representing 11.8% of total assets. Investment securities amounted to $10,610,359, representing 18.1% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the six month period ended June 30, 2000, total deposits increased by $4.6 million representing an increase of 10.5%, or 21% on an annualized basis. Our deposit growth rate is not as high as it was in the initial periods of our development. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

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

         The Bank currently maintains a level of capitalization in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and operating losses, or a combination of these factors, could change our capital position in a relatively short period of time. We plan to begin construction in 2000 on an office building in downtown Aiken with total estimated capital expenditures of $1,400,000. The capital project is expected to be funded with internal sources. The cost of the land and preliminary construction costs through June 30, 2000 was approximately $231,000.

         During the first quarter of this year, 5,000 shares of our outstanding stock were purchased at $9.75 per share to hold as treasury stock. In the second quarter, another 5,637 shares were purchased at $8.00 per share. The total purchase price of the acquired shares was $93,846. The treasury stock was purchased for possible utilization in connection with our stock option plan. Our Board of Directors has approved approximately 100,000 shares to be purchased as treasury stock. To date, 25,637 shares have been purchased for a cost of $251,346, at an average of $9.81 per share.

          Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at June 30, 2000:

                                              Well-Capitalized        Minimum
                               Ratio             Requirement        Requirement
                               -----          ----------------      -----------

Tier 1 Capital                 14.50%               6.00%              4.00%
Total Capital                  15.74%              10.00%              8.00%
Tier 1 leverage ratio          11.25%               5.00%              4.00%

YEAR 2000 ISSUES
----------------

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Not Applicable

Item 2. Changes in Securities
-----------------------------

Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

One matter was voted upon at the Annual Meeting of Shareholders held on April 27, 2000.

1. The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Margaret Holley-Taylor, Clark D. Moore, M.D., Donald W. Thompson, and John B. Tomarchio, M.D. The current Class II directors are Raymond D. Brown, Alan J. George, and Anthony E. Jones. (W. Cothran Campbell, previously a Class II director, resigned from the Board in January 1999 due to time constraints with his other business interests.) The current Class III directors are James D. McNair, Russell D. Phelon, and Tommy B. Wessinger. The current terms of the Class I directors expired at the Annual Meeting. Each of the four current Class I directors was nominated for reelection and stood for election at the Annual Meeting on April 27, 2000 for a three year term. The number of votes for the election of the Class III directors was as follows: For Ms. Holley-Taylor - 806,122; for Dr. Moore - 805,622; for Mr. Thompson - 805,522; for Dr. Tomarchio - 805,622; withhold authority for Ms. Holley-Taylor - 0; withhold authority for Dr. Moore - 500; withhold authority for Mr. Thompson - 600; withhold authority for Dr. Tomarchio - 500. The terms of the Class II directors will expire at the 2001 Annual Meeting of Shareholders, and the terms of the Class III directors will expire at the 2002 Annual Meeting of Shareholders.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

         (a) Exhibits - 27.1 Financial Data Schedule for period ending June 30, 2000.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          People's Community Capital Corporation
                                           (Registrant)

Date: July 31, 2000                       By: /s/ Tommy B. Wessinger
                                                --------------------------------
                                                Tommy B. Wessinger
                                                Chief Executive Officer

                                          By:  /s/ Jean H. Covington
                                                --------------------------------
                                                Jean H. Covington
                                                Principal Accounting and Chief
                                                Financial Officer