Form 10QSB
period 2000-09-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2000-11-08
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 958,513 shares of common stock, par value $.01 per share outstanding at October 31, 2000.

         Transitional Small Business Disclosure Format (check one): Yes  No X
                                                                       --   --



PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,          December 31,
                                                                                   2000                   1999
                                                                                   ----                   ----
                                                                                (Unaudited)            (Audited)

                                     ASSETS

Cash and due from banks                                                      $     1,615,538        $     3,076,294
Federal funds sold                                                                 6,900,000              5,550,000
Securities, available for sale                                                    10,212,423             10,711,010
Loans receivable, net                                                             39,315,690             33,225,197
Properties and equipment, net                                                      1,725,058              1,678,862
Accrued interest receivable                                                          404,582                325,904
Deferred income taxes                                                                162,956                136,949
Other assets                                                                         103,046                 90,571
                                                                             ---------------       ----------------
            Total assets                                                     $    60,439,293         $   54,794,787
                                                                             ===============       ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Non-interest bearing deposits                                           $     7,699,018        $     6,672,434
     Interest bearing deposits                                                    42,032,799             36,496,307
                                                                             ---------------       ----------------
         Total deposits                                                           49,731,817             43,168,741
     Accrued interest payable                                                         80,769                 62,383
     Accrued expenses and other liabilities                                          283,102                100,480
     Other borrowings                                                                694,711              2,006,427
                                                                             ---------------       ----------------
    Total liabilities                                                             50,790,399             45,338,031
                                                                             ---------------       ----------------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000 shares authorized, 998,262
         shares issued at September 30, 2000 and December 31, 1999                     9,983                 9,983
     Additional paid-in-capital                                                    9,776,507             9,776,507
     Retained earnings (deficit)                                                     344,889               (58,320)
     Accumulated other comprehensive income (loss)                                  (118,243)             (113,914)
                                                                             ---------------       ---------------
                                                                                  10,013,136             9,614,256
     Treasury stock, 39,749 and 15,000 shares at cost                               (364,242)             (157,500)
                                                                             ---------------      ----------------
    Total shareholders' equity                                                     9,648,894             9,456,756
                                                                             ---------------      ----------------

    Total liabilities and shareholders' equity                               $    60,439,293        $   54,794,787
                                                                             ===============      ================

          See accompanying Notes to Consolidated Financial Statements.


                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            (UNAUDITED)

                                                                       For the three months               For the nine months
                                                                        ended September 30,               ended September 30,
                                                                        -------------------               -------------------
                                                                       2000             1999             2000             1999
                                                                       ----             ----             ----             ----
Interest income:
    Loans, including fees                                         $    933,303     $    622,105    $   2,655,808      $  1,708,255
    Federal funds sold                                                  84,078           43,386          157,438           136,160

    Securities and short-term investments                              168,301          171,465          507,139           427,343
                                                                  ------------     ------------    --------------    -------------
        Total interest income                                        1,185,682          836,956        3,320,385         2,271,758
                                                                  ------------     ------------    -------------     -------------

Interest expense:
    Deposits                                                           495,130          282,834        1,283,849           747,813
    Other borrowings                                                     5,217            4,229           22,223            11,329
                                                                  ------------     ------------    ---------------   -------------
        Total interest expense                                         500,347          287,063        1,306,072           759,142
                                                                  ------------     ------------    -------------     -------------

Net interest income                                                    685,335          549,893        2,014,313         1,512,616
Provision for loan losses                                               33,559           30,696          150,834            96,402
                                                                  ------------     ------------    --------------    -------------
    Net interest income after provision                                651,776          519,197        1,863,479         1,416,214
                                                                  ------------     ------------    -------------     -------------
    for loan losses

Non-interest income:
    Service charges on deposit accounts                                 68,222           56,123          183,777          142,474
    Other income                                                        26,712           17,538           80,346           77,820
                                                                  ------------     ------------    -------------     -------------
        Total non-interest income                                       94,934           73,661          264,123          220,294
                                                                  ------------     ------------    -------------     -------------

Non-interest expenses:
    Salaries and employee benefits                                     286,956          249,985          820,053           715,874
    Occupancy and equipment                                             62,016           53,640          176,231           151,953
    Consulting and professional expenses                                26,111            9,072           86,932            48,423
    Customer related expenses                                           18,470           16,766           52,790            46,933
    General operating expenses                                          72,636           74,805          239,857           194,374
    Other expenses                                                      35,165           23,139          100,407            77,218
                                                                 -------------     ------------    -------------     -------------
        Total non-interest expenses                                    501,354          427,407        1,476,270         1,234,775

Income before income taxes                                             245,356          165,451          651,332           401,733
Income tax provision                                                    93,518           63,283          248,125           153,476
                                                                 -------------     ------------    -------------     -------------

Net income                                                        $    151,838     $    102,168    $    403,207      $     248,257
                                                                  ============     ============    ============      =============

Weighted average common shares outstanding:
    Basic                                                              963,422          997,401          973,394           997,906
    Diluted                                                            963,422        1,040,325          973,394         1,040,027
Earnings per share:
    Basic                                                         $         .16    $        .10    $         .41     $        .25
    Diluted                                                       $         .16    $        .10    $         .41     $        .24


          See accompanying Notes to Consolidated Financial Statements.


                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                         For the three months               For the nine months
                                                         ended September 30,                ended September 30,
                                                         -------------------                -------------------
                                                       2000              1999               2000            1999
                                                       ----              ----               ----            ----

Net income                                        $   151,838   $    102,168       $   403,207       $    248,257

Other comprehensive income (loss), net of tax:         61,213        (41,089)           (4,329)          (122,612)
                                                  -----------   ------------       -----------      -------------
     Net change in unrealized gain (loss) on
     securities available for sale

    Total other comprehensive gain (loss)              61,213        (41,089)           (4,329)          (122,612)
                                                  -----------   ------------       -----------      -------------

Comprehensive income                              $   213,051   $     61,079       $   398,878       $    125,645
                                                  ===========   ============       ===========      =============




          See accompanying Notes to Consolidated Financial Statements.


                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                              For the nine months
                                                                                              ended September 30,

                                                                                           2000                  1999
                                                                                           ----                  ----
OPERATING ACTIVITIES:
    Net income                                                                        $      403,207        $     248,257
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             85,128               77,849
    Provision for loan losses                                                                150,834               96,402
    Deferred income taxes                                                                    (31,748)              53,052
    Changes in deferred and accrued amounts:
         Other assets and accrued interest receivable                                        (91,250)             (67,964)
         Accrued expenses and other liabilities                                              201,015               45,620
                                                                                   -----------------      ---------------

           Net cash provided by operating activities                                         717,186              453,216
                                                                                   -----------------      ---------------
INVESTING ACTIVITIES:
    Purchase of securities available for sale                                                 (8,500)          (7,000,000)
    Maturities and calls of securities available for sale                                    500,000            4,361,647
    Purchase of property and equipment                                                      (122,724)             (37,235)
    Net increase in loans                                                                 (6,241,327)          (7,532,446)
    Net increase in federal funds sold                                                    (1,350,000)            (110,000)
                                                                                   -----------------      ---------------

           Net cash used for investing activities                                         (7,222,551)         (10,318,034)
                                                                                   -----------------      ---------------

FINANCING ACTIVITIES:
    Purchase of treasury stock                                                              (206,742)            (107,500)
    Net increase in deposits                                                               6,563,070            9,881,528
    Net (decrease) increase in other borrowings                                           (1,311,719)             674,536
                                                                                   -----------------      ---------------

                   Net cash provided by financing activities                               5,044,609           10,448,564
                                                                                   -----------------      ---------------

           Net (decrease)/increase in cash and due from banks                             (1,460,756)             583,746
Cash and due from banks at  beginning of period                                            3,076,294              958,613
                                                                                   -----------------      ---------------
Cash and due from banks at end of period                                           $       1,615,538      $     1,542,359
                                                                                   =================      ===============

Supplemental disclosure:
    Cash paid during the period for interest                                       $       1,287,686      $       743,515
                                                                                   =================      ===============


          See accompanying Notes to Consolidated Financial Statements.

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.      BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1999, included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

          The second banking center located in Aiken was opened on September 8, 1998 in leased offices that also are the headquarters of the holding company. A tract of land has been purchased in downtown Aiken for the construction of a permanent banking center office. Construction of the office began in September 2000. A construction contract was awarded to R.D. Brown Contractors of North Augusta for $1,085,435. Raymond Brown is a director of the Company and the Bank. The cost of the land and preliminary construction costs through September 30, 2000 were approximately $236,000. Two options have also been acquired for the purchase of additional contiguous property for use as parking lots.

         In December 1999, the Bank formed a subsidiary, People's Financial Services, Inc. for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW - Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

          Our net income for the third quarter of 2000 was $151,838 compared to $102,168 for the same period last year. The basic income per share increased to $.16 compared to $.10 for the same period in 1999. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $55.0 million for the three months ended September 30, 2000 as compared to $41.7 million for the three months ended September 30, 1999.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended September 30, 2000 and 1999. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.




                                           Three months ended September 30, 2000         Three months ended September 30, 1999
                                           -------------------------------------         -------------------------------------
                                           Average          Interest        Yield       Average           Interest        Yield/
                                           Balance       Income/Expense     /Rate       Balance        Income/Expense      Rate
ASSETS

Federal funds sold                       $ 5,051,186        $ 84,078          6.66%      $3,373,454       $  43,386          5.14%
Securities                                10,617,106         168,301          6.34%      11,022,616         171,465          6.22%
Loans                                     39,323,979         933,303          9.49%      27,361,152         622,105          9.09%
                                        ------------       ---------                     ----------        --------
Total earning assets                      54,992,271       1,185,682          8.62%      41,757,222         836,956          8.02%
                                        ------------       ---------                     ----------        --------

Cash and due from banks                    1,746,614                                      1,396,193
Premises and equipment                     1,725,790                                      1,687,746
Other assets                               1,091,677                                        855,725
Allowance for loan losses
                                            (516,167)                                      (365,000)
                                         -----------                                    -----------
    Total assets                         $59,040,185                                    $45,331,886
                                         ===========                                    ===========

LIABILITIES & EQUITY Interest-bearing deposits:

Transaction accounts                       6,472,631          20,603          1.27%       5,402,358          17,498          1.30%
Money market accounts                     10,087,137         106,945          4.24%       9,489,054          89,239          3.76%
Savings deposits                             869,036           5,149          2.37%         679,627           4,160          2.45%
Time deposits                             23,453,456         362,433          6.18%      13,434,284         171,937          5.12%
                                         -----------        --------                     ----------       ---------
    Total interest bearing deposits       40,882,260         495,130          4.84%      29,005,323         282,834          3.90%
Interest-bearing borrowings                  324,216           5,217          6.44%         344,057           4,229          4.92%
                                         -----------        --------                     ----------       ---------
    Total interest-bearing liabilities    41,206,476         500,347          4.86%      29,349,380         287,063          3.91%
                                         -----------        --------                     ----------       ---------

Demand deposits                            7,887,572                                      6,405,097
Other liabilities                            227,488                                         76,063
Shareholders' equity                       9,718,649                                      9,501,346
                                         -----------                                    -----------
    Total liabilities &
    shareholders equity                  $59,040,185                                    $45,331,886
                                         ===========                                   ============

Net interest spread                                                           3.77%                                          4.11%

Net interest income/margin                                 $ 685,335          4.98%                       $ 549,893          5.27%
                                                           =========                                     ==========

    Net interest income was $685,335 for the three months ended September 30, 2000 as compared to $549,893 for the three months ended September 30, 1999. The net interest margin (net interest income divided by average earning assets) was 4.98% for the three months ended September 30, 2000 compared to the net interest margin of 5.27% for the three months ended September 30, 1999.

    Interest income for the third quarter of 2000 was $1,185,682 compared to $836,956 for the same period in 1999. The volume of total earnings assets increased by about $13.2 million between the two periods. The largest component of interest income was interest and fees on loans amounting to $933,303 for the three months ended September 30, 2000 compared to $622,105 for the comparable prior year period. The overall rate on the loan portfolio increased from 9.09% for the three months ended September 30, 1999 to 9.49% for the three month period ended September 30, 2000. Interest earned on federal funds sold increased between the two periods under review as the average federal funds sold balance was higher for the three months ended September 30, 2000 than for the comparable period in 1999 by about $1.7 million, and the average rate increased from 5.14% to 6.66%. Interest income on securities decreased slightly between the two periods as the average balance decreased by about $400,000.

    Interest expense increased from $287,063 for the three months ended September 30, 1999 to $500,347 for the three months ended September 30, 2000 as the size of interest-bearing liabilities, primarily deposits, increased from $29.3 million to $41.2 million, an increase of 40%. The average rate paid on interest bearing liabilities increased from 3.91% to 4.86% reflecting the increases in general market rates of interest paid on deposits as prompted by several increases in the prime rate.

Non-interest Income

    Non-interest income for the three month period ended September 30, 2000 was $94,934 compared to $73,661 for the same period in 1999. Of this total, $68,222 represented service charges on deposit accounts for the three months ended September 30, 2000 compared to $56,123 for the comparable period in 1999. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The remaining $26,712 of non-interest income for the third quarter of 2000 was income generated from other fees charged such as brokered mortgage origination fees, lease fees, commissions on sale of checks to customers, and fees from non-deposit investment products' activity associated with the Bank's financial services subsidiary. For the third quarter of 1999, other income amounted to $17,538, the largest components being brokered mortgage origination fee income and credit life insurance commissions. Brokered mortgage origination fee income has been significantly less in 2000 compared to last year, reflecting the decrease in refinancing activities associated with rising interest rates. The largest item of other fee income for the third quarter of 2000 was $12,895 of fees from non-deposit investment products' activity. The financial services subsidiary began operations in December 1999.

Non-interest Expense

    Non-interest expense for the three month periods ended September 30, 2000 and 1999 were $501,354 and $427,407, respectively, a 17% increase. The largest component of non-interest expense was salaries and employee benefits of $286,956 and $249,985, respectively. Salaries and employee benefits expense increased 15% due to general merit increases, the addition of staff associated with the financial services subsidiary, higher health insurance premiums, and the matching of 401k plan contributions that began January 1, 2000. Occupancy and equipment expense increased from $53,640 to $62,016, or 16% largely due to additional depreciation associated with new equipment purchases and repairs on existing equipment. Consulting and professional fees increased from $9,072 to $26,111 due to increases in consulting service contracts, an increase in the FDIC fee assessment as deposits have increased, and the commencement of directors' fees in August 1999. Other expenses increased from $23,139 to $35,165, or 52%, primarily due to increased advertising.

EARNINGS REVIEW - Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

    Our net income for the nine months ended September 30, 2000 was $403,207 compared to $248,257 for the same period last year. The basic income per share increased to $.41 compared to $.25 for the same period in 1999. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $51.9 million for the nine months ended September 30, 2000 as compared to $38.2 million for the nine months ended September 30, 1999.

    The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2000 and 1999, along with average balances and the related interest income and interest expense amounts.



                                           Nine months ended September 30, 2000         Nine months ended September 30, 1999
                                           ------------------------------------         ------------------------------------
                                           Average          Interest        Yield       Average          Interest        Yield/
                                           Balance       Income/Expense     /Rate       Balance       Income/Expense      Rate
ASSETS

Federal funds sold                         $3,317,568         $157,438          6.33%     $3,775,933       $  136,160          4.81%
Securities                                 10,657,585          507,139          6.34%      9,359,528          427,343          6.09%
Loans                                      37,952,578        2,655,808          9.33%     25,080,859        1,708,255          9.08%
                                           ----------        ---------                  ------------        ---------
Total earning assets                       51,927,731        3,320,385          8.52%     38,216,320        2,271,758          7.93%
                                           ----------       ----------                  ------------        ---------

Cash and due from banks                     1,735,232                                      1,422,397
Premises and equipment                      1,695,230                                      1,698,715
Other assets                                1,090,252                                        883,552
Allowance for loan losses                    (479,944)                                      (334,648)
                                          -----------                                   ------------
    Total assets                          $55,968,501                                    $41,886,336
                                          ===========                                   ============

LIABILITIES & EQUITY Interest-bearing deposits:

Transaction accounts                        6,567,424          62,416           1.27%      4,985,156           47,654          1.27%
Money market accounts                       9,625,006         298,468           4.13%      8,914,270          251,017          3.75%
Savings deposits                              795,017          14,296           2.40%        532,622            9,557          2.39%
Time deposits                              21,122,880         908,669           5.74%     11,534,945          439,585          5.08%
                                           ----------      ----------                   ------------        ---------
    Total interest bearing deposits        38,110,327       1,283,849           4.49%     25,966,993          747,813          3.84%
Interest-bearing borrowings                   490,136          22,223           6.05%        323,927           11,329          4.66%
                                           ----------      ----------                   ------------        ---------
    Total interest-bearing liabilities     38,600,463       1,306,072           4.51%     26,290,920          759,142          3.85%
                                           ----------      ----------                   ------------        ---------

Demand deposits                             7,622,433                                      6,089,283
Other liabilities                             104,188                                         90,347
Shareholders' equity                        9,641,417                                      9,415,786
                                            ---------                                    -----------
    Total liabilities &
    shareholders equity                   $55,968,501                                    $41,886,336
                                          ===========                                    ===========

Net interest spread                                                             4.01%                                          4.08%

Net interest income/margin                                 $2,014,313           5.17%                      $1,512,616          5.28%
                                                          ===========                                      ==========

    Net interest income was $2,014,313 for the nine months ended September 30, 2000 as compared to $1,512,616 for the nine months ended September 30, 1999. The net interest margin (net interest income divided by average earning assets) was 5.17% for the nine months ended September 30, 2000 compared to the net interest margin of 5.28% for the nine months ended September 30, 1999.

    Interest income for the first nine months of 2000 was $3,320,385 compared to $2,271,758 for the same period in 1999. The volume of total earning assets increased from $38.2 million at September 30, 1999 to $51.9 million at September 30, 2000. The largest component of interest income was interest and fees on loans amounting to $2,655,808 for the nine months ended September 30, 2000 compared to $1,708,255 for the comparable prior year period. The overall rate on the loan portfolio increased from 9.08% for the nine months ended September 30, 1999 to 9.33% for the nine month period ended September 30, 2000 as we encountered a period of rising interest rates. Interest earned on federal funds sold increased slightly between the two periods under review as the average federal funds sold balance was lower for the nine months ended September 30, 2000 than for the comparable period in 1999, but the average rate increased from 4.81% to 6.33%. Interest income on securities increased between the two periods as the average balance increased from $9.3 million to $10.7 million, and the average rate earned increased from 6.09% to 6.34%.

    Interest expense increased from $759,142 for the nine months ended September 30, 1999 to $1,306,072 for the nine months ended September 30, 2000 as the size of interest-bearing liabilities, primarily deposits, increased from $26.3 million to $38.6 million, an increase of 47%. The average rate paid on interest bearing liabilities increased from 3.85% to 4.51% reflecting the increases in general market rates of interest paid on deposits as prompted by several increases in the prime rate.

Non-interest Income

    Non-interest income for the nine month period ended September 30, 2000 was $264,123 compared to $220,294 for the same period in 1999. Of this total, $183,777 represented service charges on deposit accounts for the nine months ended September 30, 2000 compared to $142,474 for the comparable period in 1999. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The remaining $80,346 of non-interest income for the first nine months of 2000 was income generated from other fees charged such as brokered mortgage origination fees, lease fees, commissions on sale of checks to customers, and fees from non-deposit investment products' activity associated with the Bank's financial services subsidiary. For the first nine months of 1999, other income amounted to $77,820, the largest component being brokered mortgage origination fee income of $38,383. Brokered mortgage origination fee income has been significantly less in 2000 compared to last year at $7,445, reflecting the decrease in refinancing activities associated with rising interest rates. The largest component of other fee income for the first nine months of 2000 was $41,445 of fees from non-deposit investment products' activity. The financial services subsidiary began operations in December 1999.

Non-interest Expense

    Non-interest expense for the nine month periods ended September 30, 2000 and 1999 was $1,476,270 and $1,234,775, respectively, a 20% increase. The largest component of non-interest expense was salaries and employee benefits of $820,053 and $715,874, respectively. Salaries and employee benefits expense increased 15% due to general merit increases, the addition of staff associated with the financial services subsidiary, higher health insurance premiums, and the matching of 401k plan contributions that began January 1, 2000. Occupancy and equipment expense increased from $151,953 to $176,231, or 16% largely due to additional depreciation associated with new equipment purchases and repairs on existing equipment. Consulting and professional fees increased from $48,423 to $86,932 due to increases in consulting service contracts, an increase in the FDIC fee assessment as deposits have increased, and the commencement of directors' fees in August 1999. General operating expenses increased from $194,374 to $239,857, or 23%. This increase was primarily due to data processing fee increases, but was also impacted by increased spending for postage relative to a higher customer base. Additionally, the operating costs of the Bank's financial services subsidiary began in December of 1999. Other expenses increased from $77,218 to $100,407, or 30%, primarily due to increased levels of advertising.

Provision for Loan Losses

    The provision for loan losses was $150,834 and $96,402, respectively, for the first nine months of 2000 and 1999, bringing the total reserve balance to $520,000 and $380,000 at September 30, 2000 and 1999, respectively. This amount represents 1.31% of gross loans at September 30, 2000 and 1.33% at September 30, 1999. It also reflects management's estimates of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $25,394 in potential problem loans that were classified as non-accrual loans at September 30, 2000. There were no non-performing loans at September 30, 1999. Loan charge-offs, net of recoveries, for the nine months ended September 30, 2000 were $40,834 and were $1,402 for the nine months ended September 30, 1999.

BALANCE SHEET REVIEW

         Total consolidated assets grew by $5.6 million from $54,794,787 at December 31, 1999 to $60,439,293 at September 30, 2000. The increase was generated through a $6.6 million increase in deposits with a $1.0 million decrease in borrowed funds and other liabilities. The increase in deposits was used to fund loans that increased by $6.0 million on a net basis. Between December 31, 1999 and September 30, 2000, cash and due from banks decreased by $1.5 million. Federal funds sold increased by $1.4 million, and securities available for sale decreased by $500,000 due to a bond maturity. There were no purchases of investment securities in the period except for $8,500 of additional stock purchased in the Federal Home Loan Bank of Atlanta.

Loans

    Net outstanding loans represent the largest component of earning assets as of September 30, 2000 at $39,315,690, or 69.7% of total earning assets. Net loans increased $6,090,493, or 18.3%, since December 31, 1999.

    The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the period ended September 30, 2000 was 9.33% as compared to a yield of 9.19% for the year ended December 31, 1999.

Allowance for Loan Losses

    The allowance for loan losses at September 30, 2000 was $520,000, or 1.31% of loans outstanding, compared to an allowance of $410,000, or 1.22%, at December 31, 1999. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but mostly, because of the lack of historical data available in a new company, based on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of September 30, 2000, there were $25,394 in non-performing loans with charge-offs, net of recoveries, of $40,834 for the nine month period.

Securities

    Investment securities represented 18.1% of earning assets at September 30, 2000 with a total of $10,212,423, down $498,587 from the December 31, 1999 balance of $10,711,010. One bond has matured since year-end for $500,000. There have been no purchases of investments for the nine months since December 31, 1999 with the exception of additional stock purchased in the Federal Home Loan Bank of Atlanta. The yield on investment securities was 6.34% for the nine months ended September 30, 2000 compared to 6.18% for the year ended December 31, 1999. Included in available-for-sale securities is $109,900 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $8,500 was purchased in the first quarter of 2000. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits

    Our primary source of funds for loans and investments is deposits. Deposits grew $6,563,076, or 15.2%, since year-end 1999 for a total of $49,731,817 at
September 30, 2000. The average rates paid on interest-bearing deposits were 4.51% and 3.93% at September 30, 2000 and December 31, 1999, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. Pricing of deposits has gone up significantly over the last year due to local market competition associated with the several increases in the prime rate of interest.

Liquidity and Sources of Capital

    At September 30, 2000, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $8,515,538, representing 14.1% of total assets. Investment securities amounted to $10,212,423, representing 16.9% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the nine month period ended September 30, 2000, total deposits increased by $6.6 million representing an increase of 15.2%, or 20.3% on an annualized basis. Our deposit growth rate is not as high as it was in the initial periods of our development. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

    We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the Bank maintains two lines of credit from correspondent banks in the amount of $1,800,000 each, and is a member of the Federal Home Loan Bank, from which applications may be made for borrowing capabilities, if needed.

    The Bank currently maintains a level of capitalization in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and operating losses, or a combination of these factors, could change our capital position in a relatively short period of time. We have begun construction on an office building in downtown Aiken with total estimated capital expenditures of $1,400,000. The construction contract was awarded to R.D. Brown Contractors for $1,085,435. Raymond Brown is a director of the Company and the Bank. The capital project is expected to be funded with available cash. The cost of the land and preliminary construction costs through September 30, 2000 was approximately $236,000.

    During the first quarter of this year, we purchased 5,000 shares of our outstanding stock at $9.75 per share to hold as treasury stock. In the second quarter, we purchased another 5,637 shares at $8.00 per share. In the third quarter, we purchased 14,112 shares at $8.00 per share, all of which were sold to us by Alan George, our President and Chief Operating Officer, which transaction was in accordance with the share purchase authorized by our board of directors. The total purchase price of the shares acquired in 2000 was $206,742. The treasury stock was purchased for possible utilization in connection with our stock option plan. Our Board of Directors has approved approximately 100,000 shares to be purchased as treasury stock. To date, 39,749 shares have been purchased for a cost of $364,242, at an average price of $9.17 per share.

          Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at September 30, 2000:

                                                  Well-Capitalized     Minimum
                                       Ratio         Requirement     Requirement

Tier 1 Capital                         14.61%           6.00%           4.00%
Total Capital                          15.86%          10.00%           8.00%
Tier 1 leverage ratio                  10.99%           5.00%           4.00%

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board, FASB, issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES." All derivatives are to be measured at fair value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. We do not expect that the adoption of SFAS No. 133 and SFAS No. 138 will have a material impact on the presentation of our financial results or financial position.

    Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) Exhibits - 27.1 Financial Data Schedule for period ending
September 30, 2000.

    (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       People's Community Capital Corporation

                                           (Registrant)

Date:   November 6, 2000                By:    /s/ Tommy B. Wessinger
                                           --------------------------
                                                  Tommy B. Wessinger
                                                    Chief Executive Officer

                                        By:    /s/ Jean H. Covington
                                           ---------------------------
                                                  Jean H. Covington
                                                  Principal Accounting and
                                                    Chief Financial Officer