Form 10KSB
period 2000-12-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2001-04-02
CIK 1037249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

         OR

          Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

                          Commission file no. 000-24099

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                    ----------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                South Carolina                                 58-2287073
          --------------------------                      ---------------
         (State or Other Jurisdiction                      (I.R.S. Employer
       of Incorporation or Organization)                 Identification No.)

             125 Park Avenue, N.W.
             Aiken, South Carolina                               29801
     -------------------------------------                   ---------
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (803) 641-0142
                              --------------------

                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  --     --

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's net income for its most recent fiscal year was $566,623. As of April 2, 2001, 998,009 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 27, 2001 is $6,721,578. This calculation is based upon an estimate of the fair market value of the Common Stock of $9.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

     Transitional Small Business Disclosure Format.  (Check one):  Yes    No  X
                                                                      --     --

                       DOCUMENTS INCORPORATED BY REFERENCE

         Company's 2000 Annual Report and Proxy Statement for the 2001 Annual Shareholders Meeting.

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

         The second banking center located in Aiken was opened on September 8, 1998 in leased offices that also are the headquarters of the holding company. Land has been purchased in downtown Aiken for the construction of a permanent banking center office. Construction of the office began in September 2000 and is expected to open during the second quarter of 2001.

         On December 1, 1999, People's Financial Services, Inc., a subsidiary of the Bank, commenced operations at the holding company's headquarters. People's Financial Services is primarily engaged in providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

         On March 26, 2001, the Company employed Thomas H. Lyles as President and Chief Operating Officer of our bank replacing Alan George. Mr. George will direct his energy and time to developing our internet business and our brokerage business and will serve as Vice Chairman to the Bank. Mr. Lyles was previously Executive Vice President, Corporate Secretary, and Board Member of Carolina Southern Bank in Spartanburg, South Carolina, a $200 million community bank, which began operating in 1989. He has over 28 years of banking experience and holds a Master's Degree in Business Administration from the University of South Carolina.

LOCATION AND SERVICE AREA

         The bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Aiken and North Augusta, South Carolina and the surrounding area. The company and the second Aiken office are located at 106-A Park Avenue, S.W., Aiken, South Carolina 29801. The address of the Aiken main office is 1715 Whiskey Road, Aiken, South Carolina 29803, and the address of the North Augusta branch office is 518 Georgia Avenue, North Augusta, South Carolina. The company's telephone number is (803) 641-0142. It is expected that by the time of the Annual Shareholder's Meeting on May 17, 2001, our headquarters and the main office of our bank will have been relocated from 106-A Park Avenue, SW to 125 Park Avenue, NW, Aiken, South Carolina.

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

         According to the 2000 census, the population of the county of Aiken was 142,552, an increase of over 18% since 1990. It is estimated that over 70% of the total population of the county is concentrated in and surrounding the cities of North Augusta and Aiken where the offices of the bank are located.

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

OTHER BANKING SERVICES

         Other bank services include safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with a shared network of automated teller machines that may be used by bank customers throughout South Carolina and other regions. The bank also offers credit card services through a correspondent bank as an agent for the bank. The bank does not plan to exercise trust powers during its initial years of operation, but has an agreement with the Southeastern Trust company which provides trust services as an agent for the bank. In addition, the bank began offering internet banking services in 2000.


         On December 1, 1999, People's Financial Services, Inc., a subsidiary of the bank, commenced operations at the holding company's headquarters. People's Financial Services is primarily engaged in providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

COMPETITION

         The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Aiken County area and elsewhere. As of December 31, 2000, there were 7 commercial banks (none of which are headquartered in Aiken County), one savings banks, and 4 credit unions operating in Aiken County. A number of these competitors are well established in the Aiken County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to continue to attract deposits.

EMPLOYEES

         The bank has approximately 22 full-time employees, four part-time employees, and two part-time couriers. The company does not have any employees other than its officers.

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

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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

         DEPOSIT INSURANCE. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution's primary federal regulator (this is the FDIC for our bank) shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsoundpractice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The company's new office and main banking office is to be located at 125 Park Avenue, NW, Aiken, South Carolina. Construction began on this new facility in September 2000 and it has approximately 10,000 square feet with two drive through banking stations. A contract was signed with R.D. Brown Contractors of North Augusta for $1,085,435 on August 17, 2000 and we anticipate moving into the new building prior to our Annual Shareholders Meeting on May 17, 2001. R.D. Brown Contractors is owned by one of our directors, Raymond D. Brown. Total estimated cost of the project is estimated to be $1,400,000. Total costs for land and construction through December 31, 2000 were approximately $725,000. The project will be funded with available cash. We feel like the new building will adequately serve our needs for at least the next 12 months.

         The bank's other facility in Aiken (which will remain the main office until the move to 125 Park Avenue, NW) is located at 1715 Whiskey Road, Aiken, South Carolina and was opened on September 22, 1997. It is a 2,600 square foot facility with three drive-through banking stations and an automated teller machine. A branch was opened approximately 15 miles away at 518 Georgia Avenue, North Augusta, South Carolina on September 24, 1997. The branch has 3,600 square feet and a 338 square foot drive-through banking facility with two drive-through stations. The North Augusta location also has an automated teller machine. A second branch was opened at the company's main office location of 106-A Park Avenue, SW, Aiken, South Carolina on September 8, 1998. The branch is approximately five miles from the bank's main office and is located in downtown Aiken. The branch subleases approximately 3,000 square feet of the company's office space. There are no drive-through stations and there is not an automated teller machine at this location. This location will no longer be occupied upon the move to the new facility at 125 Park Avenue, NW in Aiken.

         The bank owns the property at 1715 Whiskey Road in Aiken and the property in North Augusta. In February of 2001, the lease at 106-A Park Avenue, SW expired with a six month option remaining until August 2001. Upon the expiration in February, we agreed to a month to month lease of our space with the anticipation of moving into our new permanent building just prior to the annual meeting in May.

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

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In response to this Item, the information contained on page 43 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         In response to this Item, the information contained on pages 4 through 18 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 19 through 41 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE


         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 7 through 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 9 of the company's Proxy Statement for the Annual Meeting of shareholders to be held on May 17, 2001 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated herein by reference.

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

         10.12. Standard form of Agreement between Owner and Contractor Lease by and between People's Community Bank and R.D. Brown Contractors and Virgo Gambill Architects dated August 17, 2000.

         13       The Company's 2000 Annual Report

         21.1     Subsidiaries of the Company.

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEOPLE'S COMMUNITY CAPITAL CORPORATION


Date: March 22, 2001             By:      /s/ Tommy B. Wessinger
                                         ---------------------------------------
                                         Tommy B. Wessinger
                                         Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tommy B. Wessinger, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                  Title                               Date
                   ---------                                  -----                               ----

    /s/ Raymond D. Brown                                    Director                         March 22, 2001
   ------------------------------------------
   Raymond D. Brown

     /s/ Alan J. George                              Director, Vice Chairman                 March 22, 2001
   ------------------------------------------
   Alan J. George

     /s/ Anthony E. Jones                                   Director                         March 22, 2001
   ------------------------------------------
   Anthony E. Jones

     /s/ James D. McNair                                    Director                         March 22, 2001
   ------------------------------------------
   James D. McNair

     /s/ Clark D. Moore, M.D.                               Director                         March 22, 2001
   ------------------------------------------
   Clark D. Moore, M.D.

     /s/ Russell D. Phelon                                  Director                         March 22, 2001
   ------------------------------------------
   Russell D. Phelon

     /s/ Margaret Holley-Taylor                             Director                         March 22, 2001
   ------------------------------------------
   Margaret Holley-Taylor

     /s/ Donald W. Thompson                                 Director                         March 22, 2001
   ------------------------------------------
   Donald W. Thompson

     /s/ John B. Tomarchio, M.D.                            Director                         March 22, 2001
   ------------------------------------------
   John B. Tomarchio, M.D.




     /s/ Tommy B. Wessinger                    Director; Chairman; Chief Executive          March 22, 2001
   ------------------------------------------               Officer
   Tommy B. Wessinger


     /s/ Jean H. Covington                           Chief Financial Officer                March 22, 2001
   ------------------------------------------
   Jean H. Covington



                                       14

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------

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

10.12 Standard form of Agreement between Owner and Contractor Lease by and between People's Community Bank and R.D. Brown Contractors and Virgo Gambill Architects dated August 17, 2000.

13       The Company's 2000 Annual Report

21.1     Subsidiaries of the Company.