Form 10QSB
period 2001-03-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2001-05-11
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 998,009 shares of common stock, par value $.01 per share outstanding at May 4, 2001.

         Transitional Small Business Disclosure Format (check one):
                                                              Yes      No  X

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

                     People's Community Capital Corporation
                           Consolidated Balance Sheets

                                                                                 March 31,            December 31,
                                                                                   2001                   2000
                                                                                   ----                   ----
                                                                                (Unaudited)            (Audited)

                                     Assets
Cash and due from banks                                                       $  2,546,400             $  1,603,996
Federal funds sold                                                               5,019,000                5,500,000
Short-term investments                                                             995,082                  999,028
Securities, available for sale                                                  10,488,370               10,852,109
Loans receivable, net                                                           44,735,892               40,080,422
Properties and equipment, net                                                    2,530,155                2,188,878
Accrued interest receivable                                                        364,974                  421,930
Deferred income taxes                                                              122,817                  140,912
Other assets                                                                        81,745                   54,261
                                                                             -------------            -------------
            Total assets                                                     $  66,884,435              $61,841,536
                                                                             =============            =============

                      Liabilities and Shareholders' Equity
Liabilities:
     Non-interest bearing deposits                                           $   9,309,354             $  8,179,075
     Interest bearing deposits                                                  46,327,447               42,854,756
                                                                             -------------            -------------
         Total deposits                                                         55,636,801               51,033,831
     Accrued interest payable                                                       90,943                   86,368
     Accrued expenses and other liabilities                                        144,328                  480,613
     Other borrowings                                                              979,527                  344,631
                                                                             -------------            -------------
         Total liabilities                                                      56,851,599               51,945,443
                                                                             -------------            -------------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000 shares authorized, 1,048,145
         shares issued at March 31, 2001 and 998,262 at December 31, 2000           10,481                    9,983
     Additional paid-in-capital                                                 10,215,478                9,776,507
     Retained earnings                                                                                      508,303
                                                                                   251,386
     Accumulated other comprehensive income (loss)                                  12,762                  (34,458)
                                                                             -------------            -------------
                                                                                10,490,107               10,260,335
     Treasury stock, 50,136 and 39,749 shares at cost                             (457,271)                (364,242)
                                                                             -------------            -------------
         Total shareholders' equity                                             10,032,836                9,896,093
                                                                             -------------            -------------

         Total liabilities and shareholders' equity                          $  66,884,435             $ 61,841,536
                                                                             =============            =============

          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                            For the three months
                                                                                               ended March 31,
                                                                                            2001             2000
                                                                                            ----             ----

Interest income:
         Loans, including fees                                                        $    980,370      $    823,647
         Federal funds sold                                                                 64,948            38,029
         Securities, short-term investments, and cash                                      189,841           169,375
                                                                                      ------------      ------------
                  Total interest income                                                  1,235,159         1,031,051
                                                                                      ------------      ------------

Interest expense:
         Deposits                                                                          550,067           378,098
         Other borrowings                                                                    5,340             6,457
                                                                                      ------------      ------------
                  Total interest expense                                                   555,407           384,555
                                                                                      ------------      ------------

Net interest income                                                                        679,752           646,496
Provision for loan losses                                                                   39,369            57,000
         Net interest income after provision                                               640,383           589,496
                                                                                      ------------      ------------
         for loan losses

Non-interest income:
         Service charges on deposit accounts                                                84,397            57,588
         Other income                                                                       39,938            23,329
                                                                                      ------------      ------------
                  Total non-interest income                                                124,335            80,917
                                                                                      ------------      ------------

Non-interest expenses:
         Salaries and employee benefits                                                    280,456           271,314
         Occupancy and equipment                                                            54,144            60,935
         Consulting and professional expenses                                               38,116            38,635
         Customer related expenses                                                          20,243            16,913
         General operating expenses                                                         86,450            87,270
         Other expenses                                                                     23,426            26,726
                                                                                      ------------      ------------
                  Total non-interest expenses                                              502,835           501,793
                                                                                      ------------      ------------

Income before income taxes                                                                 261,883           168,620
Income tax provision                                                                       100,096            64,146
                                                                                      ------------      ------------
Net income                                                                            $    161,787      $    104,474
                                                                                      ============      ============

Weighted average common shares outstanding:
         Basic                                                                             968,917         1,029,943
         Diluted                                                                           968,917         1,119,578

Earnings per share:
         Basic                                                                        $        .17      $        .10
         Diluted                                                                      $        .17      $        .09

          See accompanying Notes to Consolidated Financial Statements.


                     People's Community Capital Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                                           For the three months
                                                                                             ended March 31,
                                                                                             ---------------
                                                                                          2001              2000
                                                                                          ----              ----

Net income                                                                          $      161,787     $   104,474

Other comprehensive income (loss), net of tax:
     Net change in unrealized gain (loss) on
securities available for sale                                                               47,220         (72,004)
                                                                                    --------------    ------------

         Total other comprehensive income (loss)                                            47,220         (72,004)

Comprehensive income                                                                $      209,007    $     32,470
                                                                                    ==============    ============


          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                               For the three months
                                                                                                  ended March 31,
                                                                                                  ----------------
                                                                                             2001                   2000
                                                                                             ----                   ----

Operating activities:
    Net income                                                                         $       161,787        $     104,474
    Adjustments to reconcile net income to net cash provided by (used for)
         operating activities:
         Depreciation and amortization                                                          30,467               27,586
         Provision for loan losses                                                              39,369               57,000
         Deferred income taxes                                                                  18,095               (1,228)
    Changes in deferred and accrued amounts:
         Other assets and accrued interest receivable                                           26,607              (45,462)
         Accrued expenses and other liabilities                                               (331,710)             (23,130)
                                                                                    ------------------      ---------------

                Net cash provided by (used for) operating activities                           (55,385)             119,240
                                                                                    ------------------      ---------------

Investing activities:
    Purchase of securities available for sale                                               (6,330,000)              (8,500)
    Maturities and calls of securities available for sale                                    6,740,959                    -
    Net decrease in short-term investments                                                       3,946                    -
    Purchase of property and equipment                                                        (368,880)             (20,697)
    Net increase in loans                                                                   (4,694,839)          (4,969,832)
    Net decrease in federal funds sold                                                         481,000            3,650,000
                                                                                    ------------------      ---------------

                Net cash used for investing activities                                      (4,167,814)          (1,349,029)
                                                                                    ------------------      ---------------

Financing activities:
    Purchase of treasury stock                                                                 (72,000)             (48,750)
    Net increase in deposits                                                                 4,602,970            1,511,305
    Net (decrease) increase in other borrowings                                                634,896           (1,019,192)
    Payment of dividends                                                                          (263)                   -
                                                                                    ------------------      ---------------

                   Net cash provided by financing activities                                 5,165,603              443,363
                                                                                    ------------------      ---------------

                Net (decrease)increase in cash and due from banks                              942,404             (786,426)
Cash and due from banks at  beginning of period                                              1,603,996            3,076,294
                                                                                    ------------------      ---------------
Cash and due from banks at end of period                                            $        2,546,400      $     2,289,868
                                                                                    ==================      ---------------

Supplemental disclosure:
    Cash paid during the period for interest                                        $          550,832      $       380,700
                                                                                    ==================      ===========-===


          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2000, included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

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

          The second banking center located in Aiken was opened on September 8, 1998 in leased offices that have also been the headquarters of the holding company. A tract of land was purchased in downtown Aiken for the construction of a permanent banking center office and holding company headquarters. Construction began in September 2000 and will be completed in May 2001. Total land and construction costs through March 31, 2001 were approximately $1,090,000. Total estimated costs are expected to be approximately $1,400,000.

         In December 1999, the Bank formed a subsidiary, People's Financial Services, Inc. for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

         Our net income for the first quarter of 2001 was $161,787 compared to $104,474 for the same period last year, an increase of 55%. The basic income per share increased to $.17 compared to $.10 for the same period in 2000. Weighted shares outstanding have been adjusted for the effect of a 5% stock dividend paid on March 31, 2001 to shareholders of record as of February 15, 2001. This improvement in earnings reflects the continued growth in the level of earning assets since the Bank commenced operations. The level of average earning assets was $59.2 million for the three months ended March 31, 2001 as compared to $48.9 million for the three months ended March 31, 2000.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended March 31, 2001 and 2000. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.


                              Three months ended March 31, 2001              Three months ended March 31, 2000
                              ---------------------------------              ---------------------------------
                                 Average        Interest          Yield       Average          Interest         Yield
                                 Balance     Income/Expense       /Rate       Balance       Income/Expense      /Rate
                                 -------     --------------       -----       -------       --------------      -----
ASSETS
Cash                          $      9,612   $           124      5.16%      $         --       $         --     --
Federal funds sold               4,673,077            64,948      5.56%         2,663,686             38,029     5.71%
Short-term investments             993,294            16,428      6.62%                --                 --     --
Securities                      11,058,231           173,289      6.27%        10,707,665            169,375     6.33%
Loans                           42,461,340           980,370      9.24%        35,553,983            823,647     9.27%
                              ------------   ---------------                 ------------       ------------
Total earnings assets           59,195,554         1,235,159      8.34%        48,925,334          1,031,051     8.43%
                              ------------   ---------------                 ------------       ------------

Cash and due from banks          1,823,357                                      1,783,900
Premises and equipment           2,288,919                                      1,666,168
Other assets                     1,034,627                                      1,086,977
Allowance for loan losses         (596,167)                                      (434,833)
                              -------------                                  -------------
         Total assets           63,746,290                                     53,027,546
                              ============                                   ============

LIABILITIES &
EQUITY
Interest-bearing deposits:
Transaction accounts             6,625,492            20,453      1.23%         6,598,623             20,840     1.26%
Money market accounts           10,772,192           109,181      4.05%         9,306,120             92,365     3.97%
Savings deposits                   937,946             5,560      2.37%           747,515              4,527     2.42%
Time deposits                   26,656,322           414,873      6.23%        19,228,402            260,366     5.42%
                              ------------   ---------------                 ------------       ------------
    Total interest bearing
    deposits                    44,991,952           550,067      4.89%        35,880,660            378,098     4.22%
Interest-bearing
borrowings                         400,244             5,340      5.34%           453,734              6,457     5.69%
                              ------------   ---------------                 ------------       ------------
    Total interest bearing
    liabilities                 45,392,196           555,407      4.89%        36,334,394            384,555     4.23%
                              ------------   ---------------                 ------------       ------------

Demand deposits                  8,029,776                                      7,155,944
Other liabilities                  404,207                                         42,633
Shareholders' equity             9,920,111                                      9,494,575
                              ------------                                   -------------
    Total liabilities &
    shareholders' equity      $ 63,746,290                                   $ 53,027,546
                              ============                                   ============

Net interest spread                                               3.45%                                          4.20%

Net interest income/margin                   $       679,752      4.59%                         $    646,496     5.29%
                                             ===============                                    ============

         Net interest income was $679,752 for the three months ended March 31, 2001 as compared to $646,496 for the three months ended March 31, 2000, representing a 5% increase. The net interest margin (net interest income divided by average earning assets) was 4.59% for the three months ended March 31, 2001 compared to the net interest margin of 5.29% for the three months ended March 31, 2000. The decline in net interest margin is largely the result of lower yields on overnight federal funds sold and higher rates being paid by the Bank on time deposits to attract funds.

         Interest income for the first three months of 2001 was $1,235,159 compared to $1,031,051 for the same period in 2000. The volume of total earnings assets increased by approximately $10 million between the two periods. The largest component of interest income was interest and fees on loans amounting to $980,370 for the three months ended March 31, 2001 compared to $823,647 for the comparable prior year period. The average balance increased by $6.9 million. The overall rate on the loan portfolio decreased slightly from 9.27% for the three months ended March 31, 2000 to 9.24% for the three-month period ended March 31, 2001. Interest earned on federal funds sold increased from $38,029 for the first quarter of 2000 to $64,948 for the first quarter of 2001. In addition average balances increased by about $2 million and the yield fell from 5.71% to 5.56%. The securities, short-term investments portfolio, and interest-earning cash earned $189,841 for the first three months of 2001 with a yield of 6.30%. For the first three months of 2000, these investments earned $169,375 with a yield of 6.33%. The average balance outstanding increased from $10,707,665 to $12,061,137, an increase of approximately $1.4 million.

         Interest expense increased from $384,555 for the three months ended March 31, 2000 to $555,407 for the three months ended March 31, 2001. The increase was the result of a grow in interest-bearing liabilities, primarily deposits, from $36,334,394 to $45,392,196, an increase of 25%. The average rate paid on interest bearing liabilities increased from 4.23% to 4.89% reflecting the increased rates paid primarily on time deposits, the largest deposit category.

Non-interest Income

         Non-interest income for the three-month period ended March 31, 2001 was $124,335 compared to $80,917 for the same period in 2000. Of this total, $84,397 represented service charges on deposit accounts for the three months ended March 31, 2001 compared to $57,588 for the comparable period in 2000. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The remaining $39,938 of non-interest income for the first three months of 2001 was income generated from other fees charged. For the same period in 2000, other income amounted to $23,329, the largest component being $10,622 of fees from non-deposit investment products' activity associated with the Bank's financial services subsidiary that commenced operations in December 1999. Fees generated by the subsidiary for the first quarter of 2001 amounted to $5,344. However, certain other fees in the Bank increased in the first quarter compared to last year's first quarter, such as check cashing fees, brokered mortgage origination fees, and internet banking fees. Internet banking was introduced in the second quarter of 2000.

Non-interest Expense

         Non-interest expense for the three-month periods ended March 31, 2001 and 2000 were at $502,835 and $501,793, respectively. The largest component of non-interest expense was salaries and employee benefits of $280,456 and $271,314, respectively, representing a 3% increase. Occupancy and equipment expense decreased from $60,935 for the three months ended March 31, 2000 to $54,144 for the three months ended March 31, 2001 largely due to miscellaneous maintenance and repairs on buildings and equipment that occurred in the first quarter of 2000. See the Consolidated Statements of Income for more details on non-interest expense amounts for the two periods under comparison.

Provision for Loan Losses

         The provision for loan losses was $39,369 and $57,000, respectively, for the first three months of 2001 and 2000, bringing the total reserve balance to $613,000 and $467,000 at March 31, 2001 and 2000, respectively. This amount represents 1.35% of gross loans at March 31, 2001, compared to 1.21% at March 31,

2000. It also reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $189,633 in loans that were classified as non-accrual at March 31, 2001 compared to $41,847 in non-accrual loans at March 31, 2000. There were no charge-offs for the periods ended March 31, 2001 or March 31, 2000, and there were $1,631 of recoveries for the first quarter of 2001.


BALANCE SHEET REVIEW

         Total consolidated assets grew by $5,042,899 from $61,841,536 at December 31, 2000 to $66,884,435 at March 31, 2001. The increase was generated primarily through a $4,602,970 increase in deposits with a $634,896 increase in borrowed funds. Of the increase in deposits, $2,500,000 was generated from one customer in a one-year time deposit product. Federal funds sold decreased by $481,000, and the funds generated from the decrease in Federal funds sold and the increases in deposits and other borrowings were used to increase net loans by $4,655,470, and cash by $942,404. Although there was not a significant change in the total amount of short-term investments and securities outstanding between December 31, 2000 and March 31, 2001, there were material changes to the composition of the portfolio. As interest rates fell, many agency bonds were called, and we purchased new bonds, some with slightly lower yields. Total calls equaled $6.7 million and total purchases equaled $6.3 million. In addition, we purchased $27,200 of stock in the Federal Home Loan Bank to satisfy minimum stock ownership requirements.

Loans

         Outstanding loans represent the largest component of earning assets as of March 31, 2001 at $44,735,892, or approximately 73% of total earning assets. Net loans increased $4,655,470, or 12% since December 31, 2000.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the period ended March 31, 2001 was 9.24% as compared to a yield of 9.37% for the year ended December 31, 2000.

         The principal components of our loan portfolio at March 31, 2001 and December 31, 2000, consisted of real estate loans comprising approximately 82.5% and 75.7% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

                                                         March 31, 2001                  December 31, 2000
                                                         --------------                  -----------------
                                                   Amount             Percent       Amount             Percent
                                                   ------             -------       ------             -------

       Commercial, financial and agricultural     $  5,521,000          12.2%        $  7,266,130        17.9%
       Real estate                                  37,426,818          82.5%          30,813,021        75.7%
       Consumer and other                            2,434,737           5.3%           2,598,990         6.4%
                                                  ------------         -----         ------------       -----
                      Total loans                   45,382,555         100.0%          40,678,141       100.0%
         Allowance for loan losses                    (613,000)                          (572,000)
         Unearned fees                                 (33,663)                           (25,719)
                                                  ------------                      -------------
                      Total net loans              $44,735,892                        $40,080,422
                                                  ============                      =============


Allowance for Loan Losses

         The allowance for loan losses at March 31, 2001 was $613,000, or 1.35% of loans outstanding, compared to an allowance of $572,000, or 1.41% of loans outstanding, at December 31, 2000. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of March 31, 2001, there were $189,633 in non-performing loans with no charge-offs and $1,631 in recoveries for the period.

Short-Term Investments and Securities

         Short-term investments and securities represented 19% of earning assets at March 31, 2001, or $11,483,452. This represented a decrease of $367,685 from the December 31, 2000 balance of $11,851,137. The combined yield on short-term investments and securities was 6.30% for the three months ended March 31, 2001 compared to 6.33% for the year ended December 31, 2000. Short-term investments at March 31, 2001 and at December 31, 2000 consisted of commercial paper in another financial institution with balances of $995,082 and $999,028, respectively. Included in available-for-sale securities is $137,100 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $27,200 was purchased in the first quarter of 2001. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits

         Our primary source of funds for loans and investments is deposits. Deposits grew $4,602,970, or 9%, since year-end 2000 for a total of $55,636,801 at March 31, 2001. The average rates paid on interest-bearing deposits were 4.89% and 4.60% at March 31, 2001 and December 31, 2000, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have seen an increase in the price of our deposits due to local market competition associated with rates on time deposits.

         Of the $4,602,970 increase in deposits since year-end, one institutional customer's time deposit accounted for $2,500,000 of the increase. This deposit is secured by agency bonds and was accepted for a one-year term.

Shareholders' Equity

         On January 23, 2001, the Board of Directors declared a 5% stock dividend which was paid on March 1, 2001 to shareholders of record on February 15, 2001. The number of shares issued was 49,883 with a market value of $8.81 on the declaration date for a total decrease in retained earnings of $439,469. Due to the dividend, treasury stock was increased by 2,387 shares, or $21,029. Cash paid in lieu of stock for fractional shares totaled $263.

         On January 24, 2001, we purchased an additional 8,000 shares of our own stock to hold in treasury for a price of $9.00 per share, or $72,000. Total treasury stock at March 31, 2001 was 50,136 shares, or $457,271.

Liquidity and Sources of Capital

         At March 31, 2001, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $7,565,400, representing 11.3% of total assets. Short-term investments and securities equaled $11,483,452, or 17.2% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the three-month period ended March 31, 2001, total deposits increased by $4,602,970 representing an increase of 9%, or 36% on an annualized basis. Growth for the first quarter of the year is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

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

         The Bank currently maintains a level of capitalization in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, we expect capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and operating losses, or a combination of these factors, could change our capital position in a relatively short period of time.

          Costs to complete the construction of our new office building in downtown Aiken, South Carolina are estimated at $1,400,000. As of March 31, 2001, we have incurred approximately $1,090,000 in construction costs. This project has been funded with internal sources.

         Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at March 31, 2001:

                                                Well-Capitalized      Minimum
                                       Ratio      Requirement       Requirement
                                       -----    ----------------    -----------

Tier 1 capital                         14.77%        6.00%              4.0%
Total capital                          16.02%       10.00%              8.0%
Tier 1 leverage ratio                  10.73%        5.00%              4.0%

Recently Issued Accounting Standards

       Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

Not Applicable

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not Applicable

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

         (a) Exhibits -   None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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


                                   People's Community Capital Corporation
                                   --------------------------------------
                                   (Registrant)


Date: May 8, 2001                  By:      /s/ Tommy B. Wessinger
                                            -----------------------------------
                                            Tommy B. Wessinger
                                            Chief Executive Officer


                                   By:      /s/ Jean H. Covington
                                            -----------------------------------
                                            Jean H. Covington
                                            Principal Accounting and Chief
                                              Financial Officer