Form 10QSB
period 2001-06-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2001-08-09
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

               125 PARK AVENUE, S.W., AIKEN, SOUTH CAROLINA 29801
                    (Address of Principal Executive Offices)

                                 (803) 641-0142
                (Issuer's Telephone Number, Including Area Code)

      FORMER ADDRESS: 106-A PARK AVENUE, S.W., AIKEN, SOUTH CAROLINA 29801 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        --    --
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 998,009 shares of common stock, par value $.01 per share outstanding at July 31, 2001.

        Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                      --   --

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                     People's Community Capital Corporation
                           Consolidated Balance Sheets

                                                                                 June 30,             December 31,
                                                                                   2001                   2000
                                                                                   ----                   ----
                                                                                (Unaudited)            (Audited)

                                     Assets
Cash and due from banks                                                      $   1,845,233           $    1,603,996
Federal funds sold                                                               6,108,000                5,500,000
Short-term investments                                                             984,500                  999,028
Securities, available for sale                                                  13,010,570               10,852,109
Loans receivable, net                                                           47,706,701               40,080,422
Properties and equipment, net                                                    3,247,233                2,188,878
Accrued interest receivable                                                        471,582                  421,930
Deferred income taxes                                                              113,916                  140,912
Other assets                                                                        81,262                   54,261
                                                                             -------------           --------------
            Total assets                                                     $  73,568,997           $   61,841,536
                                                                             =============           ==============

                      Liabilities and Shareholders' Equity
Liabilities:
     Non-interest bearing deposits                                           $   8,660,179           $    8,179,075
     Interest bearing deposits                                                  53,772,826               42,854,756
                                                                             -------------           --------------
         Total deposits                                                         62,433,005               51,033,831
     Accrued interest payable                                                       85,145                   86,368
     Accrued expenses and other liabilities                                         78,707                  480,613
     Other borrowings                                                              797,377                  344,631
                                                                             -------------           --------------
         Total liabilities                                                      63,394,234               51,945,443
                                                                             -------------           --------------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000 shares authorized,
         998,009 shares issued at June 30, 2001 and 998,262 at
         December 31, 2000                                                           9,980                    9,983
     Additional paid-in-capital                                                  9,758,708                9,776,507
     Retained earnings                                                             373,942                  508,303
     Accumulated other comprehensive income (loss)                                  32,133                  (34,458)
                                                                             -------------           --------------
                                                                                10,174,763               10,260,335
     Treasury stock, 0 and 39,749 shares at cost                                         0                 (364,242)
                                                                             -------------           --------------
         Total shareholders' equity                                             10,174,763                9,896,093
                                                                             -------------           --------------
         Total liabilities and shareholders' equity                          $  73,568,997           $   61,841,536
                                                                             =============           ==============


          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       For the three months               For the six months
                                                                          ended June 30,                    ended June 30,
                                                                          --------------                    --------------
                                                                       2001             2000             2001             2000
                                                                       ----             ----             ----             ----

Interest income:
         Loans, including fees                                    $    1,014,316      $   898,858    $  1,994,686       $  1,722,505
         Federal funds sold                                               68,044           35,331         132,991             73,360
         Securities, short-term investments, and cash                    174,548          169,463         364,390            338,838
                                                                  --------------    -------------   -------------      -------------
                  Total interest income                                1,256,908        1,103,652       2,492,067          2,134,703
                                                                  --------------    -------------   -------------      -------------

Interest expense:
         Deposits                                                        575,092          410,621       1,125,159            788,719
         Other borrowings                                                  3,770           10,549           9,110             17,006
                                                                  --------------    -------------   -------------      -------------
                  Total interest expense                                 578,862          421,170       1,134,269            805,725
                                                                  --------------    -------------   -------------      -------------

Net interest income                                                      678,046          682,482       1,357,798          1,328,978
Provision for loan losses                                                 21,919           60,275          61,288            117,275
                                                                  --------------    -------------   -------------      -------------

         Net interest income after provision                             656,127          622,207       1,296,510          1,211,703
                                                                  --------------    -------------   -------------      -------------
         for loan losses

Non-interest income:
         Service charges on deposit accounts                             107,206           57,967         191,603            115,555
             Realized net gains on sales of securities                    18,437                -          18,437                  -
         Other income                                                     37,192           30,305          77,130             53,634
                                                                  --------------    -------------  --------------      -------------
                  Total non-interest income                              162,835           88,272         287,170            169,189
                                                                  --------------    -------------  --------------      -------------

Non-interest expenses:
         Salaries and employee benefits                                  339,390          261,783         619,846            533,097
         Occupancy and equipment                                          78,754           53,280         132,898            114,215
         Consulting and professional expenses                             27,722           22,186          65,838             60,821
         Customer related expenses                                        23,907           17,407          44,150             34,320
         General operating expenses                                       94,907           79,951         181,357            167,221
         Other expenses                                                   56,858           38,516          80,284             65,242
                                                                  --------------    -------------   -------------      -------------

                  Total non-interest expenses                            621,538          473,123       1,124,373            974,916
                                                                  --------------    -------------   -------------      -------------

Income before income taxes                                               197,424          237,356         459,307            405,976
Income tax provision                                                      74,869           90,461         174,965            154,607
                                                                  --------------    -------------   -------------      -------------
Net income                                                        $      122,555    $     146,895   $     284,342     $      251,369
                                                                  ==============    =============   =============      =============

Weighted average common shares outstanding:
         Basic                                                          998,009         1,024,769         983,543          1,027,357
         Diluted                                                      1,137,696         1,115,441       1,123,230          1,117,510

Earnings per share:
         Basic                                                    $         .12     $         .14   $         .29     $          .24
         Diluted                                                  $         .11     $         .13   $         .25     $          .22

          See accompanying Notes to Consolidated Financial Statements.


                     People's Community Capital Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                      For the three months                   For the six months
                                                                         ended June 30,                        ended June 30,
                                                                         --------------                        --------------
                                                                   2001                2000                2001              2000
                                                                   ----                ----                ----              ----

Net income                                                   $   122,555        $   146,895          $   284,342       $   251,369

Other comprehensive income (loss), net of tax:

     Net change in unrealized gain (loss) on                      49,976              6,462               97,176           (65,542)
          securities available for sale

      Less reclassification adjustment for realized
          gains                                                   (12,168)                               (12,168)                -
                                                            -------------      ------------         ------------      ------------

         Total other comprehensive income (loss)                   37,808             6,462               85,028           (65,542)

Comprehensive income                                         $    160,363        $  153,357         $    369,370      $    185,827
                                                            =============      ============         ============      ============


          See accompanying Notes to Consolidated Financial Statements.


                     People's Community Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                       For the six months
                                                                                                         ended June 30,
                                                                                                         --------------
                                                                                                     2001                  2000
                                                                                                     ----                  ----
Operating activities:
    Net income                                                                                  $     284,342        $     251,369
    Adjustments to reconcile net income to net cash provided by (used for)
         operating activities:
         Depreciation and amortization                                                                 74,137               55,368
         Provision for loan losses                                                                     61,288              117,275
         Deferred income taxes                                                                         26,996              (31,706)
    Changes in deferred and accrued amounts:
         Other assets and accrued interest receivable                                                 (82,392)             (52,568)
         Accrued expenses and other liabilities                                                      (403,129)              81,442
                                                                                              ---------------       --------------
                Net cash provided by (used for) operating activities                                  (38,758)             421,180
                                                                                              ---------------       --------------

Investing activities:
    Purchase of securities available for sale                                                     (14,708,508)              (8,500)
    Sale of securities available for sale                                                           1,000,000                    -
    Maturities and calls of securities available for sale                                          11,616,638                    -
    Net decrease in short-term investments                                                             14,528                    -
    Purchase of property and equipment                                                             (1,126,753)             (85,075)
    Net increase in loans receivable                                                               (7,687,567)          (5,511,218)
    Net (increase) decrease in federal funds sold                                                    (608,000)             330,000
                                                                                              ---------------        -------------


                Net cash used for investing activities                                            (11,499,662)          (5,274,793)
                                                                                              ---------------        -------------

Financing activities:
    Purchase of treasury stock                                                                        (72,000)             (93,846)
    Net increase in deposits                                                                       11,399,174            4,572,524
    Net (decrease) increase in other borrowings                                                       452,746             (997,678)
    Payment of cash dividends in lieu of stock for fractional shares                                     (263)                   0
                                                                                              ---------------        -------------

               Net cash provided by financing activities                                           11,779,657            3,481,000
                                                                                              ---------------        -------------

               Net (decrease)/increase in cash and due from banks                                     241,237           (1,372,613)
Cash and due from banks at beginning of period                                                      1,603,996            3,076,294
                                                                                              ---------------        -------------
Cash and due from banks at end of period                                                      $     1,845,233        $   1,703,681
                                                                                              ===============        =============

Supplemental disclosure:
    Cash paid during the period for interest                                                  $     1,135,492        $     793,352
                                                                                              ===============        =============
    Cash paid during the period for income taxes                                              $       505,371        $      26,727
                                                                                              ===============        =============


          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2000, included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

          The second banking center located in Aiken was opened on September 8, 1998 in leased offices that have also been the headquarters of the holding company. A tract of land was purchased in downtown Aiken for the construction of a permanent banking center office and holding company headquarters. Construction began in September 2000 and was completed in May 2001. Total land and construction costs were approximately $1.6 million.

         In December 1999, the Bank formed a subsidiary, People's Financial Services, Inc. for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW - Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000

         Our net income for the second quarter of 2001 was $122,555 compared to $146,895 for the same period last year. The basic income per share decreased to $.12 compared to $.14 for the same period in 2000. Weighted shares outstanding have been adjusted for the effect of a 5% stock dividend paid on March 1, 2001 to shareholders of record as of February 15, 2001. The decrease in earnings for the three months ended June 30, 2001 is directly attributable to the addition of key personnel during the period and the move to our new headquarters and main banking center in Aiken. The level of average earning assets actually increased from $51.9 million for the three months ended June 30, 2000 to $63.4 million for the three months ended June 30, 2001.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended June 30, 2001 and 2000. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                                       Three months ended June 30, 2001             Three months ended June 30, 2000
-------------------------------- --------------------------------------------- -------------------------------------------
                                    Average          Interest         Yield       Average         Interest        Yield/
                                    Balance       Income/Expense      /Rate       Balance      Income/Expense      Rate
-------------------------------- -------------- ------------------- ---------- -------------- ------------------ ---------


ASSETS
Cash                              $      2,366      $         65      10.99%         2,563     $         66             10.3%
Federal funds sold                   6,434,919            68,044       4.23%     2,235,269           35,265              6.31%
Short-term investments                 986,333            15,141       6.14%             -                -
Securities                          10,548,808           159,342       6.04%    10,647,776          169,463              6.37%
Loans                               45,425,781         1,014,316       8.93%    38,964,696          898,858              9.23%
                                 -------------      ------------              ------------     ------------
Total earning assets                63,398,207         1,256,908       7.93%    51,850,304        1,103,652              8.51%

Cash and due from banks              1,802,233                                   1,675,020
Premises and equipment               2,922,017                                   1,693,172
Other assets                         1,160,316                                   1,016,256
Allowance for loan losses             (619,637)                                   (488,833)
                                 -------------                                ------------
         Total assets               68,663,136                                  55,745,919
                                 =============                                ============
LIABILITIES & EQUITY

Interest-bearing deposits:
Transaction accounts                 7,117,511            19,750       1.11%     6,632,060           20,973              1.26%
Money market accounts               11,321,826            96,394       3.41%     9,482,557           99,157              4.18%
Savings deposits                     2,370,803            24,142       4.07%       767,686            4,621              2.41%
Time deposits                       28,569,464           434,806       6.09%    20,661,171          285,870              5.53%
                                 -------------      ------------              ------------     ------------
         Total interest bearing
         deposits                   49,379,604           575,092       4.66%    37,543,474          410,621              4.37%
Interest-bearing borrowings            386,070             3,770       3.90%       692,615           10,549              6.09%
                                 -------------      ------------              ------------     ------------
         Total interest-bearing
         liabilities                49,765,674           578,862       4.65%    38,236,089          421,170              4.41%

Demand deposits                      8,683,283                                   7,820,968
Other liabilities                      239,252                                      40,773
Shareholders' equity                 9,974,927                                   9,648,089
                                 -------------                                ------------
         Total liabilities &
         shareholders equity     $  68,663,136                                $ 55,745,919
                                 =============                                ============
Net interest spread                                                    3.28%                                            4.10%
Net interest income/margin                          $    678,046       4.28%                    $   682,482             5.27%
                                                    ============                                ===========

         Net interest income was $678,046 for the three months ended June 30, 2001 as compared to $682,482 for the three months ended June 30, 2000. The net interest margin (net interest income divided by average earning assets) was 4.28% for the three months ended June 30, 2001 compared to the net interest margin of 5.27% for the three months ended June 30, 2000. The decline in net interest income and net interest margin is the result of lower yields on most every category of earning assets as interest rates have been falling in our market area on loans, investments, and Federal funds sold. Additionally, higher rates were being paid on the Bank's time deposits in an effort to attract funds, and the growth of interest-bearing liabilities was $11.5 million from $38.2 million to $49.7 million between the two periods being compared. This decline in net interest margin was partially offset by an increase in average earning assets, which grew from $51.9 million at June 30, 2000 to $63.4 million at June 30, 2001.

         Interest income for the second quarter of 2001 was $1,256,908 compared to $1,103,652 for the same period in 2000. The volume of total earning assets increased by about $11.5 million between the two periods. The largest component of interest income was interest and fees on loans amounting to $1,014,316 for the three months ended June 30, 2001 compared to $898,858 for the comparable prior year period. The overall rate on the loan portfolio decreased from 9.23% for the three months ended June 30, 2000 to 8.93% for the three month period ended June 30, 2001. Even though the rate earned on federal funds sold has decreased between the two periods, interest earned on federal funds sold increased as the average balance was higher for the three months ended June 30, 2001 than for the comparable period in 2000 by about $4.2 million. Interest income on securities decreased slightly between the two periods as the average balances remained fairly comparable, but average rates earned on the portfolio decreased.

         Interest expense increased from $421,170 for the three months ended June 30, 2000 to $578,862 for the three months ended June 30, 2001. The increase was the result of a growth in interest-bearing liabilities, primarily deposits, from $38.2 million to $49.7 million, an increase of 30%. The average rate paid on interest bearing liabilities increased from 4.41% to 4.65% reflecting the increases in rates paid on promotions of time deposits and savings accounts to attract funds. Rates declined with the market on demand deposits and money market accounts.

Non-interest Income

         Non-interest income for the three month period ended June 30, 2001 was $162,835 compared to $88,272 for the same period in 2000. Of this total, $107,206 represented service charges on deposit accounts for the three months ended June 30, 2001 compared to $57,967 for the comparable period in 2000. The increase in income from deposit service charges is due to the increase in deposit customers and an increase in the fees charged for non-sufficient funds. We had a gain on sale of available securities of $18,437 during the current period. The $37,192 of other non-interest income for the second quarter of 2001 consisted of $27,134 of income generated from other fees charged such as brokered mortgage origination fees, check cashing fees, internet fees, and commissions on sale of checks to customers and $10,058 of fees from non-deposit investment products' activities. For the second quarter of 2000, other income amounted to $30,305 consisting of $12,376 of banking fees and $17,929 of non-deposit products' fees.

Non-interest Expense

         Non-interest expense for the three month period ended June 30, 2001 was $621,538 as compared to $473,123 for the comparable period in 2000 an increase of $138,415, or 31%. The largest component of non-interest expense was salaries and employee benefits, which totaled $339,390 and $261,783 for the three months ended June 30, 2001 and 2000, respectively. Salaries and employee benefits expense increased 30% due to the addition of two key executives, general merit increases, and the addition of staff associated with the move to a new banking facility. Occupancy and equipment expense increased from $53,280 to $78,754, or 48% due to additional depreciation, moving expenses, and general occupancy expenses associated with the new office building. Virtually, every category of non-interest expense was impacted in the second quarter of 2001 by the move to the new building as grand opening expenses, supplies expense, and advertising expenses were all incurred. See the Consolidated Statements of Income for more details on non-interest expense amounts for the two periods under comparison.


EARNINGS REVIEW - Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

         Our net income for the six months ended June 30, 2001 was $284,342 compared to $251,369 for the same period last year. The basic income per share increased to $.29 compared to $.24 for the same period in 2000. This improvement in earnings reflects the continuing growth in the level of earning assets since the Bank commenced operations despite the increase in non-interest expense as mentioned in the above discussion. The level of average earning assets was $61.3 million for the six months ended June 30, 2001 as compared to $50.4 million for the six months ended June 30, 2000.

         The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2001 and 2000, along with average balances and the related interest income and interest expense amounts.


                                       Six months ended June 30, 2001                  Six months ended June 30, 2000
                                  --------------------------------------------     ---------------------------------------
                                       Average          Interest         Yield       Average         Interest        Yield/
                                       Balance       Income/Expense      /Rate       Balance      Income/Expense      Rate



ASSETS
Cash                                $      5,969    $       190          6.37%  $      5,570     $        149        5.35%
Federal funds sold                     5,548,493        132,991          4.79%     2,445,188           73,211        5.99%
Short-term investments                   989,814         31,570          6.38%             -                -            -
Securities                            10,804,387        332,630          6.16%    10,677,721          338,838        6.35%
Loans                                 43,951,752      1,994,686          9.08%    37,259,340        1,722,505        9.25%
                                    ------------     ----------                 ------------      -----------
Total earning assets                  61,300,415      2,492,067          8.13%    50,387,819        2,134,703        8.47%
Cash and due from banks                1,812,749                                   1,719,805
Premises and equipment                 2,607,216                                   1,676,265
Other assets                           1,086,655                                   1,113,413
Allowance for loan losses               (605,010)                                   (461,833)
                                    ------------                                ------------
         Total assets                 66,202,025                                  54,435,469
                                    ============                                ============

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts                   6,872,861         40,203          1.17%     6,615,341           41,813        1.26%
Money market accounts                 11,048,528        205,575          3.72%     9,394,339          191,521        4.08%
Savings deposits                       1,658,333         29,703          3.58%       757,601            9,148        2.41%
Time deposits                         27,618,178        849,678          6.15%    19,944,787          546,237        5.48%
                                    ------------     ----------                 ------------      -----------
         Total interest
         bearing deposits             47,197,900      1,125,159          4.77%    36,712,068          788,719        4.30%
Interest-bearing borrowings              401,769          9,110          4.53%       573,175           17,006        5.93%
         Total interest-bearing     ------------     ----------                 ------------      -----------
         liabilities                  47,599,669      1,134,269          4.77%    37,285,243          805,725        4.32%

Demand deposits                        8,358,338                                    7,503,708
Other liabilities                        321,530                                       43,717
Shareholders' equity                   9,922,488                                    9,602,801
         Total liabilities &
         shareholders equity        $ 66,202,025                                $  54,435,469
                                    ============                                =============
Net interest spread                                                     3.36%                                        4.15%
Net interest income/margin                          $ 1,357,798         4.43%                    $  1,328,978        5.27%
                                                    ===========                                  ============


         Net interest income was $1,357,798 for the six months ended June 30, 2001 as compared to $1,328,978 for the six months ended June 30, 2000. The net interest margin (net interest income divided by average earning assets) was 4.43% for the six months ended June 30, 2001 compared to the net interest margin of 5.27% for the six months ended June 30, 2000.

         Interest income for the first six months of 2001 was $2,492,067 compared to $2,134,703 for the same period in 2000. The volume of total earning assets increased from $50.4 million at June 30, 2000 to $61.3 million at June 30, 2001. The largest component of interest income was interest and fees on loans amounting to $1,994,686 for the six months ended June 30, 2001 compared to $1,722,505 for the comparable prior year period. The overall rate on the loan portfolio decreased from 9.25% for the six months ended June 30, 2000 to 9.08% for the six month period ended June 30, 2001 as we encountered a period of falling interest rates. Interest earned on federal funds sold increased between the two periods under review as the average federal funds sold balance was higher for the six months ended June 30, 2001 than for the comparable period in 2000. Interest income on securities stayed relatively the same between the two periods as the average balances were slightly higher and the average rates earned were slightly lower.

         Interest expense increased from $805,725 for the six months ended June 30, 2000 to $1,134,269 for the six months ended June 30, 2001 as interest-bearing liabilities, primarily deposits, increased from $37.3 million to $47.6 million, an increase of 28%. The average rate paid on interest bearing liabilities also increased from 4.32% to 4.77% reflecting the increases in rates paid on promotions of time deposits and savings accounts to attract funds. Rates declined with the market on demand deposits and money market accounts.

Non-interest Income

         Non-interest income for the six month period ended June 30, 2001 was $287,170 compared to $169,189 for the same period in 2000. Of this total, $191,603 represented service charges on deposit accounts for the six months ended June 30, 2001 compared to $115,555 for the comparable period in 2000. The increase in income from deposit service charges is due to the increase in deposit customers. We had $18,437 from gain on sale of available-for-sale securities which occurred in the second quarter of this year. The remaining $77,130 of other non-interest income for the first half of 2001 consisted of $61,728 of income generated from other fees charged such as brokered mortgage origination fees of $19,090, check cashing fees, internet fees, and commissions on sale of checks to customers and $15,402 of fees from non-deposit investment products' activities. For the first half of 2000, other income amounted to $53,634 consisting of $25,084 of banking fees (only $3,770 of brokered mortgage fees) and $28,550 of non-deposit products' fees.

Non-interest Expense

         Non-interest expense for the six month period ended June 30, 2001 was $1,124,373 as compared to $974,916, for the same period in 2000, a 15% increase. The largest component of non-interest expense was salaries and employee benefits of $619,846 and $533,097, respectively. Salaries and employee benefits expense increased 16% due to the addition of two key executives, general merit increases, and the addition of staff associated with the move to a new banking facility. Occupancy and equipment expense increased from $114,215 to $132,898, or 16% due to additional depreciation, moving expenses, and general occupancy expenses associated with the new office building. General operating expenses and other expenses were also impacted by the move to the new building as grand opening expenses, supplies expense, and advertising expenses were all incurred. See the Consolidated Statements of Income for more details on non-interest expense amounts for the two periods under comparison.

Provision for Loan Losses

         The provision for loan losses was $61,288 and $117,275, respectively, for the first six months of 2001 and 2000, bringing the total reserve balance to $631,300 and $508,000 at June 30, 2001 and 2000, respectively. This amount represents 1.31% of gross loans at June 30, 2001 and 1.30% at June 30, 2000. It also reflects management's estimates of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $190,000 in potential problem loans that were classified as non-accrual loans at June 30, 2001. There were $18,000 of non-accrual loans at June 30, 2000. Net loan charge-offs were $1,988 for the six months ended June 30, 2001 and were $19,217 for the six months ended June 30, 2000.

BALANCE SHEET REVIEW

         Total consolidated assets grew by $11.7 million from $61,841,536 at December 31, 2000 to $73,568,994 at June 30, 2001. The increase was generated through an $11.4 million increase in deposits. The increase in deposits was used to fund loans that increased by $7.6 million on a net basis, increase securities available for sale by a net $2.1 million, complete the new office building in Aiken for a net $1.0 million increase in property, and increase overnight investments in federal funds sold by $.6 million.

Loans

         Net outstanding loans represent the largest component of earning assets as of June 30, 2001 at $47,706,701, or 70% of total earning assets. Net loans increased $7,626,279, or 19%, since December 31, 2000.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the period ended June 30, 2001 was 9.08% as compared to a yield of 9.25% for the year ended December 31, 2000.

         The principal components of our loan portfolio at June 30, 2001 and December 31, 2000, consisted of real estate loans comprising approximately 84.5% and 75.7% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

                                                                     June 30, 2001                  December 31, 2000
                                                                     -------------                  -----------------
                                                            Amount             Percent           Amount         Percent
                                                            ------             -------           ------         -------
       Commercial, financial and agricultural              $  5,108,121          10.6%        $  7,266,130        17.9%
       Real estate                                           40,899,275          84.5%          30,813,021        75.7%
       Consumer and other                                     2,369,475           4.9%           2,598,990         6.4%
                                                           ------------           ----        ------------         ----
                      Total loans                            48,376,871         100.0%          40,678,141       100.0%
         Allowance for loan losses                             (631,300)                          (572,000)
         Unearned fees                                          (38,870)                           (25,719)
                                                           ------------                       ------------
                      Total net loans                       $47,706,701                        $40,080,422
                                                            ===========                        ===========


Allowance for Loan Losses

         The allowance for loan losses at June 30, 2001 was $631,300, or 1.31% of loans outstanding, compared to an allowance of $572,000, or 1.41%, at December 31, 2000. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of June 30, 2001, there were $190,000 in non-performing loans with net charge-offs of $1,988 for the six month period.


Short-Term Investments and Securities

         Short-term investments and securities represented 20.6% of earning assets at June 30, 2001 with a combined total of $13,995,070, up $2,143,933 from the December 31, 2000 combined balance of $11,851,137. There was a significant amount of activity in the securities portfolio. As interest rates fell, many agency bonds were called, and we purchased new bonds, some with slightly lower yields. Total calls equaled $11.6 million, total purchases equaled $14.7 million, and sales of securities equaled $1.0 million. The combined yield on investment securities was 6.18% for the six months ended June 30, 2001 compared to a combined yield of 6.33% for the year ended December 31, 2000. Included in available-for-sale securities is $137,100 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $27,200 was purchased in the first quarter of 2001. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits

         Our primary source of funds for loans and investments is deposits. Deposits grew $11,399,174, or 22%, since year-end 2000 for a total of $62,433,005 at June 30, 2001. The average rates paid on interest-bearing deposits were 4.77% and 4.60% at June 30, 2001 and December 31, 2000, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have seen an increase in the price of our deposits due to local market competition associated with rates on time deposits and also due to a promotion we have had in this last quarter relating to savings deposits.

         Of the increase in deposits for the first half of 2001, one institutional customer's time deposit accounted for $2,500,000 of the increase. This deposit is secured by agency bonds and was accepted for a one-year term.

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

         On January 24, 2001, we purchased an additional 8,000 shares of our own stock to hold in treasury for a price of $9.00 per share, or $72,000. In June 2001, our Board of Directors voted to retire our treasury stock and the total value of our treasury stock of $457,271, representing 50,136 shares, was netted against common stock and paid in capital.

Liquidity and Sources of Capital

         At June 30, 2001, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $7,953,233, representing 10.8% of total assets. Investment securities and short-term investments amounted to $13,995,070, representing 19.0% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the six month period ended June 30, 2001, total deposits increased by $11.4 million representing an increase of 22.3%, or 45% on an annualized basis. Growth for the first half of the year is not necessarily indicative of expected growth for the remainder of the year. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

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

          Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at June 30, 2001:

                                                Well-Capitalized      Minimum
                                       Ratio       Requirement      Requirement
                                       -----     ---------------    -----------

Tier 1 Capital                         11.95%         6.00%            4.00%
Total Capital                          13.12%        10.00%            8.00%
Tier 1 leverage ratio                   9.90%         5.00%            4.00%

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141- Business Combinatons. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of this SFAS will not have a material impact on the financial position of the Company.

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 17, 2001 for which there was only one matter submitted to a vote of security holders.

1. The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Margaret Holley-Taylor, Clark D. Moore, M.D., Donald
     W. Thompson, and John B. Tomarchio, M.D. The current Class II directors are Raymond D. Brown, Alan J. George, and Anthony E. Jones. The current Class III directors are James D. McNair, Russell D. Phelon, and Tommy B. Wessinger. The current terms of the Class II directors expired at this year's Annual Meeting held May 17, 2001 therefore leaving the Class II directors up for reelection for a three year term. The number of votes for the election of the Class II directors was as follows: There were 808,790 votes for the reelection of Raymond D. Brown, 0 votes withheld, and 0 votes against Mr. Brown's reelection. There were 808,790 votes for the reelection of Alan J. George, 0 votes withheld, and 0 votes against Mr. George's reelection. There were 808,790 votes for Anthony E. Jones, 0 votes withheld, and 0 votes against Mr. Jones' reelection. The terms of the Class III directors will expire at the 2002 Annual Meeting of Shareholders, and the terms of the Class I directors will expire at the 2003 Annual Meeting of Shareholders.

     There were no other matters submitted for a vote of security holders.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

         (a) Exhibits - There were no new exhibits for period ending June 30, 2001.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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


                                    People's Community Capital Corporation
                                    --------------------------------------
                                    (Registrant)


Date:  July 31, 2001                By:   /s/ Tommy B. Wessinger
                                        ----------------------------------------
                                        Tommy B. Wessinger
                                        Chief Executive Officer


                                    By:   /s/ Jean H. Covington
                                        ----------------------------------------
                                        Jean H. Covington
                                        Principal Accounting and Chief
                                               Financial Officer