Form 10QSB
period 2001-09-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2001-11-08
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly  report  under  Section 13 or 15(d) of the  Securities
____     Exchange  Act of 1934 for the  quarterly

         period ended September 30, 2001.

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

                                       N/A

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ____ Yes X
___ No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 991,845 shares of common stock, par value $.01 per share outstanding at October 31, 2001.

     Transitional Small Business Disclosure Format (check one): Yes_   No X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                     People's Community Capital Corporation
                           Consolidated Balance Sheets

                                                                            September 30,           December 31,
                                                                                 2001                   2000
                                                                                 ----                   ----
                                                                             (Unaudited)             (Audited)

                                     Assets
Cash and due from banks                                                    $   2,290,390            $  1,603,996
Federal funds sold                                                             8,681,000               5,500,000
Short-term investments                                                           971,889                 999,028
Securities, available for sale                                                15,777,956              10,852,109
Loans receivable, net                                                         47,648,182              40,080,422
Properties and equipment, net                                                  3,216,425               2,188,878
Accrued interest receivable                                                      437,386                 421,930
Deferred income taxes                                                             76,074                 140,912
Other assets                                                                      40,355                  54,261
                                                                           -------------          --------------
            Total assets                                                   $  79,139,657           $  61,841,536
                                                                           =============          ==============

                      Liabilities and Shareholders' Equity
Liabilities:
     Non-interest bearing deposits                                         $   9,805,200           $   8,179,075
     Interest bearing deposits                                                57,774,605              42,854,756
                                                                           -------------         ---------------
         Total deposits                                                       67,579,805              51,033,831
     Accrued interest payable                                                     75,906                  86,368
     Accrued expenses and other liabilities                                      117,299                 480,613
     Other borrowings                                                          1,004,278                 344,631
                                                                           -------------        ----------------
         Total liabilities                                                    68,777,288              51,945,443
                                                                           -------------        ----------------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000 shares
         authorized, 991,845 shares issued at September 30, 2001
         and 998,262 at December 31,2000                                           9,918                   9,983
     Additional paid-in-capital                                                9,699,178               9,776,507
     Retained earnings                                                           531,254                 508,303

     Accumulated other comprehensive income (loss)                               122,019                 (34,458)
                                                                           -------------        ----------------
                                                                              10,362,369              10,260,335
     Treasury stock, 0 and 39,749 shares at cost                                       0                (364,242)
                                                                           -------------        ----------------

         Total shareholders' equity                                           10,362,369               9,896,093
                                                                           -------------        ----------------

         Total liabilities and shareholders' equity                        $  79,139,657        $     61,841,536
                                                                           =============        ================


          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       For the three months               For the nine months
                                                                          ended Sept 30,                    ended Sept 30,
                                                                          --------------                    --------------
                                                                       2001             2000             2001             2000
                                                                       ----             ----             ----             ----

Interest income:
         Loans, including fees                                    $  1,026,707     $   933,303    $ 3,021,393       $ 2,655,808
         Federal funds sold                                             62,588          84,078        195,580           157,438
         Securities, short-term investments, and cash                  209,330         168,301        573,719           507,139
                                                                  ------------    ------------    -----------       -----------
                  Total interest income                              1,298,625       1,185,682      3,790,692         3,320,385
                                                                  ------------    ------------    -----------       -----------

Interest expense:
         Deposits                                                      590,062         495,130      1,715,221         1,283,849
         Other borrowings                                                3,953           5,217         13,063            22,223
                                                                  ------------    ------------    -----------       -----------

                  Total interest expense                               594,015         500,347      1,728,284         1,306,072
                                                                  ------------    ------------    -----------       -----------

Net interest income                                                    704,610         685,335      2,062,408         2,014,313
Provision for loan losses                                               20,000          33,559         81,288           150,834
                                                                  ------------    ------------    -----------       -----------

         Net interest income after provision                           684,610         651,776      1,981,120         1,863,479
                                                                  ------------    ------------    -----------       -----------
         for loan losses

Non-interest income:
         Service charges on deposit accounts                           119,102          68,222        310,705           183,777
             Realized net gains on sales of securities                  19,101               -         37,538                 -
         Other income                                                   41,243          26,712        118,373            80,346
                                                                 --------------   ------------    -----------       -----------
                  Total non-interest income                            179,446          94,934        466,616           264,123
                                                                 --------------   ------------    -----------       -----------

Non-interest expenses:
         Salaries and employee benefits                                381,878         286,956      1,001,724           820,053
         Occupancy and equipment                                        44,109          62,016        177,007           176,231
         Consulting and professional expenses                           30,382          26,111         96,220            86,932
         Customer related expenses                                      32,572          18,470         76,722            52,790
         General operating expenses                                    102,160          72,636        283,517           239,857
         Other expenses                                                 32,539          35,165        112,823           100,407
                                                                 --------------   ------------    -----------       -----------
                  Total non-interest expenses                          623,640         501,354      1,748,013         1,476,270
                                                                 -------------    ------------    -----------       -----------

Income before income taxes                                             240,416         245,356        699,723           651,332
Income tax provision                                                    83,366          93,518        258,331           248,125
                                                                 -------------    ------------    -----------       -----------
Net income                                                       $     157,050    $    151,838    $   441,392      $    403,207
                                                                 =============    ============    ===========      ============

Weighted average common shares outstanding:
         Basic                                                         996,602       1,011,593        987,944         1,022,064
         Diluted                                                       996,602       1,011,593        987,944         1,022,064

Earnings per share:
         Basic                                                   $         .16    $        .15    $       .45      $        .39
         Diluted                                                 $         .16    $        .15    $       .45      $        .39


          See accompanying Notes to Consolidated Financial Statements.


                     People's Community Capital Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                      For the three months                  For the nine months
                                                                         ended Sept 30,                        ended Sept 30,
                                                                         --------------                        --------------
                                                                   2001                2000                2001              2000
                                                                   ----                ----                ----              ----

Net income                                                   $   157,050        $   151,838          $    441,392      $   403,207

Other comprehensive income (loss), net of tax:

     Net change in unrealized gain (loss) on                     121,594             61,213               218,790           (4,329)
          securities available for sale

      Less reclassification adjustment for realized
          gains                                                  (12,607)                 -               (24,775)               -
                                                             -----------        -----------          ------------      -----------
         Total other comprehensive income (loss)                 108,987             61,213               194,015           (4,329)

Comprehensive income                                         $   266,037        $   213,051          $    635,407      $   398,878
                                                             ===========        ===========          ============      ===========


          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                       For the nine months
                                                                                                         ended Sept 30,
                                                                                                    2001                   2000


Operating activities:
    Net income                                                                                $      441,392        $     403,207
    Adjustments to reconcile net income to net cash provided by (used for)
         operating activities:
         Depreciation and amortization                                                               119,842               85,128
         Provision for loan losses                                                                    81,288              150,834
         Deferred income taxes                                                                        64,838              (31,748)
    Changes in deferred and accrued amounts:
         Other assets and accrued interest receivable                                                (10,144)             (91,250)
         Accrued expenses and other liabilities                                                     (373,776)             201,015
                                                                                           -----------------       --------------
                Net cash provided by operating activities                                            323,440              717,186
                                                                                           -----------------       --------------

Investing activities:
    Purchase of securities available for sale                                                    (21,075,180)              (8,500)
    Sale of securities available for sale                                                          3,000,000                    -
    Maturities and calls of securities available for sale                                         13,305,810              500,000
    Net decrease in short-term investments                                                            27,139                    -
    Purchase of property and equipment                                                            (1,138,795)            (122,724)
    Net increase in loans receivable                                                              (7,649,048)          (6,241,327)
    Net increase in federal funds sold                                                            (3,181,000)          (1,350,000)
                                                                                           -----------------       --------------
                Net cash used for investing activities                                           (16,711,074)          (7,222,551)
                                                                                           -----------------       --------------

Financing activities:
    Purchase of treasury stock                                                                      (131,330)            (206,742)
    Net increase in deposits                                                                      16,545,974            6,563,070
    Net increase/(decrease) in other borrowings                                                      659,647           (1,311,719)
    Payment of cash dividends in lieu of stock for fractional shares                                    (263)                   0
                                                                                           -----------------       --------------

                   Net cash provided by financing activities                                      17,074,028            5,044,609
                                                                                           -----------------       --------------

               Net increase/(decrease) in cash and due from banks                                    686,394           (1,460,756)
Cash and due from banks at beginning of period                                                     1,603,996            3,076,294
                                                                                           -----------------       --------------
Cash and due from banks at end of period                                                   $       2,290,390       $    1,615,538
                                                                                           =================       ==============

Supplemental disclosure:
    Cash paid during the period for interest                                               $       1,738,746       $    1,287,686
                                                                                           =================       ==============
    Cash paid during the period for income taxes                                           $         512,371       $       36,517
                                                                                           =================       ==============



          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2000, included in the Company's Form 10-KSB for the year ended December 31, 2000.

Note 2.     Summary of organization

         People's Community Capital Corporation (the "Company") was incorporated on February 26, 1997, under the laws of the State of South Carolina for the purpose of operating as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended.

         The Company is a bank holding company whose subsidiary, People's Community Bank of South Carolina (the "Bank"), is primarily engaged in the business of accepting savings and demand deposits insured by the Federal Deposit Insurance Corporation, and providing mortgage, consumer and commercial loans to the general public. The Bank formed a subsidiary, People's Financial Services, Inc., in December 1999 for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This discussion and analysis is intended to assist the reader in understanding our financial condition and results of operations. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

         The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

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

          The second banking center located in Aiken was opened on September 8, 1998 in leased offices that were also the headquarters of the holding company. A tract of land was purchased in downtown Aiken for the construction of a permanent banking center office and holding company headquarters. Construction began in September 2000 and was completed in May 2001. Total land and construction costs were approximately $1.6 million.

         In December 1999, the Bank formed a subsidiary, People's Financial Services, Inc., for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW - Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

         Our net income for the third quarter of 2001 was $157,050 compared to $151,838 for the same period last year. The basic income per share increased from $.15 to $.16 per share between the two quarters being compared. Weighted shares outstanding have been adjusted for the effect of a 5% stock dividend paid on March 1, 2001 to shareholders of record as of February 15, 2001. The level of average earning assets increased from $55.0 million for the three months ended September 30, 2000 to $70.3 million for the three months ended September 30, 2001. However, because of the addition of key personnel earlier in the year and the move to our new headquarters and main banking center in May, earnings only increased slightly from the same quarter last year.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended September 30, 2001 and 2000. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.


                                                 Three months ended September 30, 2001         Three months ended September 30, 2000
                                                 Average          Interest         Yield       Average           Interest    Yield/
                                                 Balance       Income/Expense      /Rate       Balance      Income/Expense    Rate
ASSETS
Cash and Federal funds sold                    $ 7,212,062     $   62,622            3.47%   $ 5,051,186     $   84,078       6.66%
Short-term investments                             976,228         14,443            5.92%             -              -
Securities                                      14,479,720        194,853            5.38%    10,617,106        168,301       6.34%
Loans                                           47,597,013      1,026,707            8.63%    39,323,979        933,303       9.49%
                                              ------------     ----------           -----     ----------      ---------      -----
Total earning assets                            70,265,023      1,298,625            7.39%    54,992,271      1,185,682       8.62%

Cash and due from banks                          2,017,812                                     1,746,614
Premises and equipment                           3,235,486                                     1,725,790
Other assets                                     1,602,799                                     1,091,677
Allowance for loan losses                         (638,052)                                     (516,167)
                                              ------------                                    ----------
         Total assets                           76,483,068                                    59,040,185
                                              ============                                    ==========

LIABILITIES & EQUITY Interest-bearing deposits:
Transaction accounts                             7,197,797         12,239            0.68%     6,472,631         20,603       1.27%
Money market accounts                           11,299,349         75,603            2.68%    10,087,137        106,945       4.24%
Savings deposits                                 9,311,923         98,692            4.24%       869,036          5,149       2.37%
Time deposits                                   28,399,652        403,528            5.68%    23,453,456        362,433       6.18%
                                              ------------     ----------           -----     ----------      ---------      -----
         Total interest bearing deposits        56,208,721        590,062            4.20%    40,882,260        495,130       4.84%
Interest-bearing borrowings                        515,871          3,953            3.07%       324,216          5,217       6.44%
                                              ------------     ----------           -----     ----------      ---------      -----
         Total interest-bearing liabilities     56,724,592        594,015            4.19%    41,206,476        500,347       4.86%

Demand deposits                                  9,411,894                                     7,887,572
Other liabilities                                  241,119                                       227,488
Shareholders' equity                            10,105,463                                     9,718,649
                                              ------------                                   -----------
         Total liabilities &
         shareholders equity                  $ 76,483,068                                   $59,040,185
                                              ============                                   ===========
Net interest spread                                                                  3.20%                                    3.77%

Net interest income/margin                                      $ 704,610            4.01%   $   685,335                      4.98%
                                                                =========                    ===========

         Net interest income was $704,610 for the three months ended September 30, 2001 as compared to $685,335 for the three months ended September 30, 2000. The net interest margin (net interest income divided by average earning assets) was 4.01% for the three months ended September 30, 2001 compared to the net interest margin of 4.98% for the three months ended September 30, 2000. The decline in net interest margin is the result of lower yields on every category of earning assets as interest rates have been falling during the quarter ended September 30, 2001.. Additionally, the Bank paid higher rates on savings deposits in an effort to attract funds, and the growth of interest-bearing liabilities was $15.5 million from $41.2 million to $56.7 million between the two periods being compared. Nevertheless, net interest income increased during these periods because average earning assets grew from $55.0 million at September 30, 2000 to $70.3 million at September 30, 2001.

         Interest income for the third quarter of 2001 was $1,298,625 compared to $1,185,682 for the same period in 2000. The volume of total earnings assets increased by about $15.3 million between the two periods. The largest component of interest income was interest and fees on loans, amounting to $1,026,707 for the three months ended September 30, 2001 compared to $933,303 for the comparable prior year period. The overall rate on the loan portfolio decreased from 9.49% for the three months ended September 30, 2000 to 8.63% for the three month period ended September 30, 2001. Interest earned on federal funds sold decreased between the two periods as the average rate fell from 6.66% to 3.47% on average balances that increased from $5.1 million to $7.2 million between the two periods. Interest income on securities increased slightly between the two periods as the average balances increased by about $3.9 million and average rates fell from 6.34% to 5.38%.

         Interest expense increased from $500,347 for the three months ended September 30, 2000 to $594,015 for the three months ended September 30, 2001. The increase was the result of a growth in interest-bearing liabilities, primarily deposits, from $40.9 million to $56.2 million, an increase of 37%. The average rate paid on interest bearing liabilities decreased from 4.84% to 4.20%, reflecting the decreases in rates paid on all products except for savings deposits that were being promoted to attract funds. Rates declined with the market on demand, money market, and time deposit accounts.

Non-interest Income

         Non-interest income for the three month period ended September 30, 2001 was $179,446 compared to $94,934 for the same period in 2000. Of this total, $119,102 represented service charges on deposit accounts for the three months ended September 30, 2001 compared to $68,222 for the comparable period in 2000. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods and a substantial increase in the fees received for non-sufficient funds. We had a gain on sale of available securities of $19,101 during the current period, bringing the year to date gain total to $37,538. There was no gain on sale of securities through the same period in 2000. The $41,243 of other non-interest income for the third quarter of 2001 consisted of $32,403 of income generated from other fees charged such as brokered mortgage origination fees, check cashing fees, internet fees, and commissions on sale of checks to customers and $8,840 of fees from non-deposit investment products' activities. For the third quarter of 2000, other income amounted to $26,712, consisting of $13,817 of banking fees and $12,895 of non-deposit products' fees.

Non-interest Expense

         Non-interest expense for the three month periods ended September 30, 2001 and 2000 were $623,640 and $501,354, respectively, a 24% increase. The largest component of non-interest expense was salaries and employee benefits of $381,878 and $286,956, respectively. Salaries and employee benefits expense increased 33% due to expenses related to the addition of two key executives, general merit increases, the addition of staff associated with the move to a new banking facility, and bonus accruals. Occupancy and equipment expense decreased from $62,016 to $44,109, or 41%, due to a refund of personal property tax paid in prior years. This refund offset the increases in depreciation and general occupancy expenses during the quarter that were associated with occupying a new office building. Customer related expenses were up $14,102, or 76%, for the quarter compared to last year because we offered free closing costs on equity line financing and also held a free check order promotion. General operating expenses increased $29,524, or 41%, primarily due to increased costs associated with our data processing contract. See the Consolidated Statements of Income for more details on non-interest expense amounts for the two periods under comparison.

EARNINGS REVIEW - Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000

         Our net income for the nine months ended September 30, 2001 was $441,392 compared to $403,207 for the same period last year. The basic income per share increased to $.45 compared to $.39 for the same period in 2000. This improvement in earnings reflects the continuing growth in the level of earning assets since the Bank commenced operations despite the increase in non-interest expense as mentioned in the above discussion. The level of average earning assets was $64.3 million for the nine months ended September 30, 2001 as compared to $51.9 million for the nine months ended September 30, 2000.

         The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2001 and 2000, along with average balances and the related interest income and interest expense amounts.

                                                  Nine months ended September 30, 2001         Nine months ended September 30, 2000
                                                 Average          Interest         Yield       Average         Interest      Yield/
                                                 Balance       Income/Expense      /Rate       Balance      Income/Expense    Rate
ASSETS
Cash and Federal funds sold                     $6,110,839     $  195,802            4.27%   $ 3,317,568    $  157,438       6.33%
Short-term investments                             985,285         46,013            6.23%             -             -           -
Securities                                      12,044,160        527,484            5.84%    10,657,585       507,139       6.34%
Loans                                           45,180,190      3,021,393            8.92%    37,952,578     2,655,808       9.33%
                                               -----------     ----------           -----     ----------     ---------       ----
Total earning assets                            64,320,474      3,790,692            7.86%    51,927,731     3,320,385       8.52%


Cash and due from banks                          1,881,860                                     1,735,232
Premises and equipment                           2,818,941                                     1,695,230
Other assets                                     1,328,609                                     1,090,252
Allowance for loan losses                         (616,145)                                     (479,944)
                                              ------------                                  ------------
         Total assets                           69,733,739                                    55,968,501
                                              ============                                  ============

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts                             6,982,364         52,442            1.00%     6,567,424         62,416      1.27%
Money market accounts                           11,133,054        281,177            3.37%     9,625,006        298,468      4.13%
Savings deposits                                 4,237,565        128,395            4.04%       795,017         14,296      2.40%
Time deposits                                   27,881,531      1,253,207            5.99%    21,122,880        908,669      5.74%
                                               -----------     ----------           -----     ----------      ---------      ----
         Total interest bearing deposits        50,234,514      1,715,221            4.55%    38,110,327      1,283,849      4.49%
Interest-bearing borrowings                        434,062         13,063            4.01%       490,136         22,223      6.05%
                                               -----------     ----------           -----     ----------      ---------      ----
         Total interest-bearing liabilities     50,668,576      1,728,284            4.55%    38,600,463      1,306,072      4.51%


Demand deposits                                  8,713,416                                     7,622,433
Other liabilities                                  294,723                                       104,188
Shareholders' equity                            10,057,024                                     9,641,417
                                              ------------                                   -----------
         Total liabilities &
         shareholders equity                  $ 69,733,739                                   $55,968,501
                                              ============                                   ===========

Net interest spread                                                                  3.31%                                   4.01%

Net interest income/margin                                     $2,062,408            4.28%                   $2,014,313      5.17%
                                                               ==========                                    ==========


         Net interest income was $2,062,408 for the nine months ended September 30, 2001 as compared to $2,014,313 for the nine months ended September 30, 2000. The net interest margin (net interest income divided by average earning assets) was 4.28% for the nine months ended September 30, 2001 compared to the net interest margin of 5.17% for the nine months ended September 30, 2000.

         Interest income for the first nine months of 2001 was $3,790,692 compared to $3,320,385 for the same period in 2000. The volume of total earning assets increased from $51.9 million at September 30, 2000 to $64.3 million at September 30, 2001. The largest component of interest income was interest and fees on loans amounting to $3,021,393 for the nine months ended September 30, 2001, compared to $2,655,808 for the comparable prior year period. The overall rate on the loan portfolio decreased from 9.33% for the nine months ended September 30, 2000 to 8.92% for the nine month period ended September 30, 2001 as we encountered eight decreases in the prime rate since last September. Interest earned on cash and federal funds sold increased between the two periods under review as the average federal funds sold balance was higher for the nine months ended September 30, 2001 than for the comparable period in 2000 even though rates received were much lower. Interest income on securities increased slightly between the two periods as the average balances were higher and the average rates earned were lower.

         Interest expense increased from $1,306,072 for the nine months ended September 30, 2000 to $1,728,284 for the nine months ended September 30, 2001 as the size of interest-bearing liabilities, primarily deposits, increased from $38.6 million to $50.7 million, an increase of 31%. The average rate paid on interest bearing liabilities increased only slightly from 4.51% to 4.55% even though rates for various products were quite different between the two periods. We held a promotion on savings accounts that greatly increased the balances outstanding. Lower rates, however, were applied to the money market accounts in keeping with the general market, but in all, the average rate paid on liabilities did not vary greatly from last year. The largest increase in interest expense came in the time deposits. That category comprises the majority of our deposit base and the average rate increased from 5.74% to 5.99% due to promotions in 2000.

Non-interest Income

         Non-interest income for the nine month period ended September 30, 2001 was $466,616 compared to $264,123 for the same period in 2000. Of this total, $310,705 represented service charges on deposit accounts for the nine months ended September 30, 2001 compared to $183,777 for the comparable period in 2000. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods and the increases in non-sufficient funds fees collected in particular. We had $37,538 from gain on sale of available-for-sale securities that occurred in the second and third quarters of this year. The remaining $118,373 of other non-interest income for the first nine months of 2001 consisted of $94,130 of income generated from other fees charged such as brokered mortgage origination fees of $37,914, check cashing fees, internet fees, and commissions on sale of checks to customers and $24,243 of fees from non-deposit investment products' activities. For the first nine months of 2000, other income amounted to $80,346, consisting of $38,901 of banking fees (only $7,445 of brokered mortgage fees) and $41,445 of non-deposit products' fees.

Non-interest Expense

         Non-interest expense for the nine month periods ended September 30, 2001 and 2000 were $1,748,013 and $1,476,270, respectively, an 18% increase. The largest component of non-interest expense was salaries and employee benefits of $1,001,724 and $820,053, respectively. Salaries and employee benefits expense increased 22% due to costs associated with the addition of two key executives, general merit increases, the addition of staff associated with the move to a new banking facility, and bonus accruals. Even with increased costs associated with the new banking facility, occupancy and equipment expense was about the same amount as last year because of a refund of personal property taxes paid in prior years. However, general operating expenses and other expenses are higher because of the new building as grand opening expenses, supplies expense, and advertising expenses were all incurred this year. Customer expense increased this year due to the closing costs and free check promotions discussed in the quarterly expense comparison. See the Consolidated Statements of Income for more details on non-interest expense amounts for the two periods under comparison.

Provision for Loan Losses

         The provision for loan losses was $81,288 and $150,834, respectively, for the first nine months of 2001 and 2000, bringing the total reserve balance to $651,474 and $520,000 at September 30, 2001 and 2000, respectively. This amount represents 1.35% of gross loans at September 30, 2001 and 1.31% at September 30, 2000. It also reflects management's estimates of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $639,938 in potential problem loans that were classified as non-accrual loans at September 30, 2001. This total consists of two loans that are both secured by first mortgages on real estate. Payments are being made, but both loans are past due. In October 2001, the non-accrual loans were reduced by approximately $83,000 for net payments received. Currently, we do not expect any loss on these loans if the real estate is liquidated. There were $25,394 of non-performing loans at September 30, 2000. Net loan charge-offs for the nine months ended September 30, 2001 were $1,872 and were $40,834 for the nine months ended September 30, 2000.

BALANCE SHEET REVIEW

         Total consolidated assets grew by $17.3 million from $61,841,536 at December 31, 2000 to $79,139,657 at September 30, 2001. The increase was primarily generated through a $16.5 million increase in deposits. The increase in deposits was used to fund loans that increased by $7.6 million on a net basis, increase securities available for sale by a net $4.9 million, complete the new office building in Aiken for a net $1.0 million increase in property, and increase overnight investments in federal funds sold by $3.2 million.

Loans

         Net outstanding loans represent the largest component of earning assets as of September 30, 2001 at $47,648,182, or 65% of total earning assets. Net loans increased $7,567,760, or 19%, since December 31, 2000. We have approximately $10,543,000 in unused loan commitments.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the period ended September 30, 2001 was 8.92% as compared to a yield of 9.37% for the year ended December 31, 2000.

         The principal components of our loan portfolio at September 30, 2001 and December 31, 2000, consisted of real estate loans comprising approximately 84.4% and 75.7% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

                                                      September 30, 2001                  December 31, 2000
                                                      ------------------                  -----------------
                                                  Amount             Percent           Amount         Percent
                                                  ------             -------           ------         -------

       Commercial, financial and agricultural    $  5,243,028          10.8%        $  7,266,130        17.9%
       Real estate                                 40,782,387          84.4%          30,813,021        75.7%
       Consumer and other                           2,312,333           4.8%           2,598,990         6.4%
                                                 ------------         -----         ------------       -----
                      Total loans                  48,337,748         100.0%          40,678,141       100.0%
         Allowance for loan losses                   (651,474)                          (572,000)
         Unearned fees                                (38,092)                           (25,719)
                                                 ------------                       ------------
                      Total net loans            $ 47,648,182                       $ 40,080,422
                                                 ============                       ============


Allowance for Loan Losses

         The allowance for loan losses at September 30, 2001 was $651,474, or 1.35% of loans outstanding, compared to an allowance of $572,000, or 1.41%, at December 31, 2000. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. As of September 30, 2001, there were approximately $640,000 in non-performing loans with net charge-offs of $1,872 for the nine month period.

Short-Term Investments and Securities

         Short-term investments and securities represented 22.9% of earning assets at September 30, 2001 with a combined total of $16,749,845, up $4,898,708 from the December 31, 2000 combined balance of $11,851,137. There has been a significant amount of activity in the securities portfolio. As interest rates fell, many agency bonds were called, and we purchased new bonds, most with lower yields. Total maturities and calls equaled $13.3 million, total purchases equaled $21.1 million, and sales of securities equaled $3.0 million. The combined yield on investment securities was 5.87% for the nine months ended September 30, 2001 compared to a combined yield of 6.33% for the year ended December 31, 2000. Included in available-for-sale securities is $137,100 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $27,200 was purchased in the first quarter of 2001. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future if so desired.

Deposits

         Our primary source of funds for loans and investments is deposits. Deposits grew $16,545,974, or 32%, since year-end 2000 for a total of $67,579,805 at September 30, 2001. The average rates paid on interest-bearing deposits were 4.55% and 4.60% at September 30, 2001 and December 31, 2000, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. Despite a promotion related to savings deposits this year, we have seen a slight decrease now in the price of our deposits since last year due to the declining rate environment.

         Of the increase in deposits since December 31, 2000, one institutional customer's time deposit accounted for $2,500,000 of the increase. This deposit is secured by agency bonds and was accepted for a one-year term that will expire in January 2002.

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

         On September 20, 2001, we purchased and immediately retired 6,164 shares of our stock at $9.625, or $59,328.

Liquidity and Sources of Capital

         At September 30, 2001, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $10,971,390, representing 13.9% of total assets. Investment securities and short-term investments amounted to $16,749,845, representing 21.2% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the nine month period ended September 30, 2001, total deposits increased by $16.5 million representing an increase of 32.4%, or 43% on an annualized basis. Growth for the first nine months of the year is not necessarily indicative of expected growth for the remainder of the year. Our management closely monitors and seeks to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

         We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the Bank maintains two lines of credit from correspondent banks in the amount of $2,100,000 and $1,800,000, and is a member of the Federal Home Loan Bank, from which applications may be made for borrowing capabilities, if needed.

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

          Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at September 30, 2001:

                                           Well-Capitalized         Minimum
                                 Ratio        Requirement         Requirement

Tier 1 Capital                   11.87%          6.00%               4.00%
Total Capital                    13.04%         10.00%               8.00%
Tier 1 leverage ratio             9.07%          5.00%               4.00%


RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141- Business Combinations. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The impact of this SFAS will not be material to the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Report on Form 8-K

         (a)      Exhibits - for period ending September 30, 2001.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


                                     People's Community Capital Corporation
                                     --------------------------------------
                                     (Registrant)


Date:    November 3, 2001           By:  /s/ Tommy B. Wessinger
                                        ------------------------------------
                                         Tommy B. Wessinger
                                         Chief Executive Officer


                                    By:  /s/ Jean H. Covington
                                         -----------------------------------
                                         Jean H. Covington
                                         Principal Accounting and Chief
                                               Financial Officer