Form 10KSB
period 2001-12-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2002-03-25
CIK 1037249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For the fiscal year ended December 31, 2001 or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  (For the transition period from ________ to  ________

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

              125 Park Avenue, S.W.
              Aiken, South Carolina                     29801
      -------------------------------------         ---------
    (Address of Principal Executive Offices)         (Zip Code)

                            (803) 641-0142
              ----------------------------------------------------
                 Issuer's Telephone Number, Including Area Code
        Securities registered pursuant to Section 12(b) of the Act: None.
    Securities registered pursuant to Section 12(g) of the Act: Common Stock.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                   --   --

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's net income for its most recent fiscal year was $651,233. As of March 15, 2002, 1,042,988 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2002 is $9,193,340. This calculation is based upon an estimate of the fair market value of the Common Stock of $13.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         Transitional Small Business Disclosure Format. (Check one): Yes  No X
                                                                       --    --

                       DOCUMENTS INCORPORATED BY REFERENCE

         Company's 2001 Annual Report and Proxy Statement for the 2002 Annual Shareholders Meeting.

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

         The second banking center located in Aiken was opened on September 8, 1998 in leased offices that were also the headquarters of the holding company. In May 2001, the banking center and holding company headquarters were moved to a newly constructed building nearby. At this time, the downtown Aiken location of the bank became the main office. The construction contract was awarded to R.D. Brown Contractors of North Augusta, South Carolina. Raymond Brown is a director of the company and the bank. The final cost of the completed building, including land and improvement costs, was $1,613,509.

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

Competition

         The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Aiken County area and elsewhere. As of December 31, 2001, there were 7 commercial banks (none of which are headquartered in Aiken County), one savings bank, and several credit unions operating in Aiken County. A number of these competitors are well established in the Aiken County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to continue to attract deposits.

Employees

         The bank has approximately 32 full-time employees, one part-time employees, and two part-time couriers. The company does not have any employees other than its officers.



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

Item 2.  Description of Property

         The company's new office and main banking office is located at 125 Park Avenue, SW, Aiken, South Carolina. Construction began on this facility in September 2000 and was completed in May 2001. Prior to the construction, the holding company had been operating out of leased space nearby. The bank began branch operations in that leased building on September 8, 1998. The new building has approximately 10,000 square feet with two drive through banking stations. The construction contract was with R.D. Brown Contractors of North Augusta for $1,085,435. R.D. Brown Contractors is owned by one of our directors, Raymond D. Brown. Total cost of the project was $1,613,509, including land and improvements.

         The bank's other facility in Aiken is located about five miles away at 1715 Whiskey Road, Aiken, South Carolina and was opened on September 22, 1997. It is a 2,600 square foot facility with three drive-through banking stations and an automated teller machine. A branch was opened approximately 15 miles away at 518 Georgia Avenue, North Augusta, South Carolina on September 24, 1997. The branch has 3,600 square feet and a 338 square foot drive-through banking facility with two drive-through stations. The North Augusta location also has an automated teller machine. The bank owns the property at 1715 Whiskey Road in Aiken and the property in North Augusta

Item 3.  Legal Proceedings.

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

Item 5.  Market for Common Equity and Related Stockholder Matters.

         In response to this Item, the information contained on page 40 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis

         In response to this Item, the information contained on pages 3 through 16 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7.  Financial Statements

         In response to this Item, the information contained on pages 17 through 39 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 is incorporated herein by reference.

Item 10.  Executive Compensation

         In response to this Item, the information contained on pages 6 through 7 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         In response to this Item, the information contained on page 9 of the company's Proxy Statement for the Annual Meeting of shareholders to be held on April 25, 2002 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 is incorporated herein by reference.

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

         10.12. Standard form of Agreement between Owner and Contractor Lease by and between People's Community Bank and R.D. Brown Contractors and Virgo Gambill Architects dated August 17, 2000. (incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB for the period ended December 31, 2000).

         13       The Company's 2001 Annual Report

         21.1     Subsidiaries of the Company.

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEOPLE'S COMMUNITY CAPITAL CORPORATION


Date: March 15, 2002                 By:      /s/ Tommy B. Wessinger
                                              ------------------------------
                                              Tommy B. Wessinger
                                              Chief Executive Officer

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

           Signature                                  Title                                  Date
           ---------                                  -----                                  ----

    /s/ Raymond D. Brown                                    Director                         March 15, 2002
   ------------------------------------------
   Raymond D. Brown

     /s/ Alan J. George                              Director, Vice Chairman                 March 15, 2002
   ------------------------------------------
   Alan J. George

     /s/ Anthony E. Jones                                   Director                         March 15, 2002
   ------------------------------------------
   Anthony E. Jones

   /s/ Thomas H. Lyles                            President, Chief Operating Officer         March 15, 2002
   ------------------------------------------                  and Director
    Thomas H. Lyles

    /s/ James D. McNair                             Director, Vice Chairman                  March 15, 2002
   ------------------------------------------
   James D. McNair

     /s/ Clark D. Moore, M.D.                               Director                         March 15, 2002
   ------------------------------------------
   Clark D. Moore, M.D.

     /s/ Russell D. Phelon                                  Director                         March 15, 2002
   ------------------------------------------
   Russell D. Phelon





     /s/ Margaret Holley-Taylor                             Director                         March 15, 2002
   ------------------------------------------
   Margaret Holley-Taylor

     /s/ Donald W. Thompson                                 Director                         March 15, 2002
   ------------------------------------------
   Donald W. Thompson

     /s/ John B. Tomarchio, M.D.                            Director                         March 15, 2002
   ------------------------------------------
   John B. Tomarchio, M.D.


     /s/ Tommy B. Wessinger                    Director; Chairman; Chief Executive           March 15, 2002
   ------------------------------------------
   Tommy B. Wessinger                                        Officer


     /s/ Jean H. Covington                           Chief Financial Officer                 March 15, 2002
   ------------------------------------------
   Jean H. Covington


                                INDEX TO EXHIBITS

Exhibit
Number                     Description
--------                   ------------

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

10.12 Standard form of Agreement between Owner and Contractor Lease by and between People's Community Bank and R.D. Brown Contractors and Virgo Gambill Architects dated August 17, 2000. (incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB for the period ended December 31, 2000).

13       The Company's 2001 Annual Report

21.1     Subsidiaries of the Company.

Exhibit 13

The Company's 2001 Annual Report