Form 10QSB
period 2002-03-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2002-05-09
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-25179

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
       -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               SOUTH CAROLINA                     58-2287073
     ----------------------------------------------------------------------
        (State of Incorporation)         (I.R.S. Employer Identification No.)

               125 PARK AVENUE, S.W., AIKEN, SOUTH CAROLINA 29801
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (803) 641-0142
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
        ---------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,042,988 shares of common stock, par value $.01 per share outstanding at May 4, 2002.

         Transitional Small Business Disclosure Format (check one):
                                                             Yes      No  X
                                                                 ---     ---



PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
                     People's Community Capital Corporation
                           Consolidated Balance Sheets

                                                                                 March 31,            December 31,
                                                                                   2002                   2001
                                                                                   ----                   ----
                                                                                (Unaudited)            (Audited)

                                     Assets
Cash and due from banks                                                  $      2,112,635           $     3,043,209
Federal funds sold                                                              7,859,000                 6,389,000
Short-term investments                                                          1,486,875                   971,889
Securities, available for sale                                                 22,602,275                23,807,381
Loans receivable, net                                                          54,090,375                49,600,794
Properties and equipment, net                                                   3,162,257                 3,173,338
Accrued interest receivable                                                       532,214                   525,800
Deferred income taxes                                                             116,125                   124,204
Other assets                                                                       94,773                    94,871
                                                                          ---------------           ---------------
            Total assets                                                  $    92,056,529           $    87,730,486
                                                                          ===============           ===============

                      Liabilities and Shareholders' Equity
Liabilities:
     Non-interest bearing deposits                                        $    11,415,933           $    10,644,655
     Interest bearing deposits                                                 68,888,770                65,523,857
                                                                          ---------------           ---------------
         Total deposits                                                        80,304,703                76,168,512
     Accrued interest payable                                                      64,149                    64,283
     Accrued expenses and other liabilities                                        71,445                    50,472
     Other borrowings                                                           1,000,000                 1,000,000
                                                                          ---------------           ---------------
         Total liabilities                                                     81,440,297                77,283,267
                                                                          ---------------           ---------------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000 shares authorized,
         1,042,988 shares issued at March 31, 2002 and 991,845
         at December 31, 2001                                                      10,430                     9,918
     Additional paid-in-capital                                                10,381,546                 9,699,178
     Retained earnings                                                            264,629                   741,097
     Accumulated other comprehensive loss                                         (40,373)                   (2,974)
                                                                          ---------------           ---------------
         Total shareholders' equity                                            10,616,232                10,447,219
                                                                          ---------------           ---------------

         Total liabilities and shareholders' equity                       $    92,056,529           $    87,730,486
                                                                          ===============           ===============


          See accompanying Notes to Consolidated Financial Statements.



                     People's Community Capital Corporation
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                                                         For the three months
                                                                                                            ended March 31,
                                                                                                         2002             2001
                                                                                                         ----             ----

Interest income:
         Loans, including fees                                                                     $    980,850      $    980,370
         Federal funds sold                                                                              20,592            64,948
         Securities, short-term investments, and cash                                                   265,792           189,841
                                                                                                   ------------      ------------
                  Total interest income                                                               1,267,234         1,235,159
                                                                                                   ------------      ------------

Interest expense:
         Deposits                                                                                       464,381           550,067
         Other borrowings                                                                                 2,339             5,340
                                                                                                   ------------      ------------
                  Total interest expense                                                                466,720           555,407
                                                                                                   ------------      ------------

Net interest income                                                                                     800,514           679,752
Provision for loan losses                                                                                48,248            39,369
                                                                                                   ------------      ------------

         Net interest income after provision                                                            752,266           640,383
                                                                                                   ------------      ------------
         for loan losses

Non-interest income:
         Service charges on deposit accounts                                                            136,381            84,397
         Other                                                                                           90,609            39,938
                                                                                                   ------------      ------------
                  Total non-interest income                                                             226,990           124,335
                                                                                                   ------------      ------------

Non-interest expenses:
         Salaries and employee benefits                                                                 397,514           280,456
         Occupancy and equipment                                                                         73,189            54,144
         Consulting and professional fees                                                                53,502            38,116
         Customer related                                                                                23,507            20,243
         General operating                                                                              113,648            86,450
         Other                                                                                           35,190            23,426
                                                                                                   ------------      ------------
                  Total non-interest expenses                                                           696,550           502,835
                                                                                                   ------------      ------------

Income before income taxes                                                                              282,706           261,883
Income tax provision                                                                                     89,413           100,096
                                                                                                   ------------      ------------
Net income                                                                                         $    193,293      $    161,787
                                                                                                   ============      ============

Weighted average common shares outstanding:
         Basic                                                                                        1,042,224         1,017,363
         Diluted                                                                                      1,248,019         1,017,363

Earnings per share:
         Basic                                                                                     $        .19      $        .16
         Diluted                                                                                   $        .15      $        .16



          See accompanying Notes to Consolidated Financial Statements.





                     People's Community Capital Corporation
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                                                                                                            For the three months
                                                                                                              Ended March 31,
                                                                                                           2002              2001
                                                                                                           ----              ----

Net income                                                                                           $   193,293       $   161,787

Other comprehensive income (loss), net of tax:
     Net change in unrealized gain (loss) on
securities available for sale                                                                            (37,399)           47,220
                                                                                                     -----------        ----------

         Total other comprehensive income (loss)                                                         (37,399)           47,220

Comprehensive income                                                                                 $    155,894      $   209,007
                                                                                                     ============      ===========



          See accompanying Notes to Consolidated Financial Statements.



                     People's Community Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                      For the three months
                                                                                                         ended March 31,
                                                                                                         ---------------
                                                                                                    2002                   2001
                                                                                                    ----                   ----
Operating activities:
    Net income                                                                                $     193,293        $     161,787
    Adjustments to reconcile net income to net cash provided by (used for)
         operating activities:
         Depreciation and amortization                                                               52,141               30,467
         Provision for loan losses                                                                   48,248               39,369
         Deferred income taxes                                                                        8,079               18,095
    Changes in deferred and accrued amounts:
         Other assets and accrued interest receivable                                               (14,911)              26,607
         Accrued expenses and other liabilities                                                      20,841             (331,710)
                                                                                              -------------        -------------

                   Net cash provided by (used for) operating activities                             307,691              (55,385)
                                                                                              -------------        -------------

Investing activities:
    Purchase of securities available for sale                                                             -           (6,330,000)
    Maturities and calls of securities available for sale                                         1,167,707            6,740,959
    Net (increase) decrease in short-term investments                                              (514,986)               3,946
    Purchase of property and equipment                                                              (32,467)            (368,880)
    Net increase in loans                                                                        (4,537,829)          (4,694,839)
    Net (increase) decrease in federal funds sold                                                (1,470,000)             481,000
                                                                                              -------------        -------------

                   Net cash used for investing activities                                        (5,387,575)          (4,167,814)
                                                                                              -------------        -------------

Financing activities:
    Purchase of treasury stock                                                                            -              (72,000)
    Issuance of stock                                                                                15,999                    -
    Net increase in deposits                                                                      4,136,191            4,602,970
    Net increase in other borrowings                                                                      -              634,896
    Payment of dividends                                                                             (2,880)                (263)
                                                                                              -------------        -------------

                   Net cash provided by financing activities                                      4,149,310            5,165,603
                                                                                              -------------        -------------

                   Net (decrease) increase in cash and due from banks                              (930,574)             942,404
Cash and due from banks at  beginning of period                                                   3,043,209            1,603,996
                                                                                              -------------        -------------
Cash and due from banks at end of period                                                     $    2,112,635        $   2,546,400
                                                                                             ==============        =============

Supplemental disclosure:
    Cash paid during the period for interest                                                 $      466,854        $     550,832
                                                                                             --------------        -------------
    Income taxes paid                                                                        $        6,500        $     329,721
                                                                                             --------------        -------------
    Unrealized net gain (loss) on securities available for sale, net of income tax           $      (37,399)       $      47,220
                                                                                             --------------        -------------

          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2001, included in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2.     Summary of organization

         People's Community Capital Corporation was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. Our wholly-owned subsidiary, People's Community Bank of South Carolina commenced business on September 22, 1997, and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. Our bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

         The second banking center located in Aiken was opened on September 8, 1998 in leased offices that were the headquarters of the holding company. In May 2001, we moved our banking center and holding company headquarters to a newly constructed building nearby. At this time, the downtown Aiken location of our bank became the main office.

         In December 1999, our bank formed a subsidiary, People's Financial Services, Inc. for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

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

CRITICAL ACCOUNTING POLICIES

           We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. The significant accounting policies of the company are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our 10-KSB for that date.

         Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of our company.

           We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the discussion under Allowance for Loan Losses section of this document for a detailed description of our estimation process and methodology related to the allowance for loan losses.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

         Our net income for the first quarter of 2002 was $193,293 compared to $161,787 for the same period last year, an increase of 19%. The basic income per share increased to $.19 compared to $.16 for the same period in 2001. Weighted shares outstanding have been adjusted for the effect of a 5% stock dividend paid on January 2, 2002 to shareholders of record as of December 15. The improvement in earnings reflects the continued growth in the level of earning assets since the bank commenced operations. The level of average earning assets was $80.9 million for the three months ended March 31, 2002 as compared to $59.2 million for the three months ended March 31, 2001.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended March 31, 2002 and 2001. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.


                              Three months ended March 31, 2002              Three months ended March 31, 2001
                              ---------------------------------              ---------------------------------
                                 Average          Interest          Yield       Average          Interest       Yield
                                 Balance       Income/Expense       /Rate       Balance       Income/Expense    /Rate
                                 -------       --------------       -----       -------       --------------   ------

ASSETS
Cash                          $     10,004   $            34      1.38%      $      9,612        $       124     5.16%
Federal funds sold               4,931,580            20,592      1.69%         4,673,077             64,948     5.56%
Short-term investments           1,315,213            13,494      4.16%           993,294             16,428     6.62%
Securities                      23,106,230           252,264      4.43%        11,058,231            173,289     6.27%
Loans                           51,576,921           980,850      7.71%        42,461,340            980,370     9.24%
                              ------------   ---------------                 ------------       ------------
Total earnings assets           80,939,948         1,267,234      6.35%        59,195,554          1,235,159     8.34%
                              ------------   ---------------                 ------------       ------------

Cash and due from banks          2,228,401                                      1,823,357
Premises and equipment           3,167,770                                      2,288,919
Non-accruing loans                 552,867                                        128,270
Other assets                     1,190,049                                        906,357
Allowance for loan losses         (650,360)                                      (596,167)
                              ------------                                   ------------
         Total assets           87,428,675                                     63,746,290
                              ============                                   ============

LIABILITIES &
EQUITY
Interest-bearing deposits:
Transaction accounts             9,070,991            12,340      0.55%         6,625,492             20,453     1.23%
Money market accounts           11,919,651            57,013      1.94%        10,772,192            109,181     4.05%
Savings deposits                13,117,772            77,546      2.40%           937,946              5,560     2.37%
Time deposits                   31,628,920           317,482      4.01%        26,656,322            414,873     6.23%
                              ------------   ---------------                 ------------       ------------
    Total interest bearing
    deposits                    65,737,334           464,381      2.86%        44,991,952            550,067     4.89%
Interest-bearing borrowings        682,196             2,339      1.39%           400,244              5,340     5.34%
                              ------------   ---------------                 ------------       ------------
    Total interest bearing
    liabilities                 66,419,530           466,720      2.85%        45,392,196            555,407     4.89%
                              ------------   ---------------                 ------------       ------------

Demand deposits                 10,251,604                                      8,029,776
Other liabilities                  188,498                                        404,207
Shareholders' equity            10,569,043                                      9,920,111
                              ------------                                   ------------
    Total liabilities &
    shareholders' equity      $ 87,428,675                                   $ 63,746,290
                              ============                                   ============

Net interest spread                                               3.50%                                          3.45%

Net interest
income/margin                                $       800,514      4.01%                         $    679,752     4.59%
                                             ===============                                    ============


         Net interest income was $800,514 for the three months ended March 31, 2002 as compared to $679,752 for the three months ended March 31, 2001, representing an 18% increase. The net interest margin (net interest income divided by average earning assets) was 4.01% for the three months ended March 31, 2002 compared to the net interest margin of 4.59% for the three months ended March 31, 2001. The decline in net interest margin is the lower yield realized as the prime rate of interest moved from 9.00% in early 2001 to a current rate of 4.75%. Rates paid on deposits decreased, also, but the volume of earning assets exceeded the volume of interest bearing liabilities, having the effect of a net decrease in margins.

         Interest income for the first three months of 2002 was $1,267,234 compared to $1,235,159 for the same period in 2001. The volume of total earnings assets increased by approximately $22 million between the two periods, however the average rate earned on assets decreased from 8.34% to 6.35%. The largest component of interest income was interest and fees on loans amounting to $980,850 for the three months ended March 31, 2002 compared to $980,370 for the comparable prior year period. The average loan balance increased by $9.1 million. The overall rate on the loan portfolio decreased from 9.24% for the three months ended March 31, 2001 to 7.71% for the three-month period ended March 31, 2002. Interest earned on federal funds sold decreased from $64,948 for the first quarter of 2001 to $20,592 for the first quarter of 2002. The average balances of federal funds sold increased only slightly, but the yield fell from 5.56% to 1.69%. The securities, short-term investments portfolio, and interest-earning cash earned $189,841 for the first three months of 2001 with a yield of 6.30%. For the first three months of 2002, these investments earned $265,792 with a yield of 4.35%. The average balance outstanding increased from $12,061,137 to $24,431,447, an increase of approximately $12 million.

         Interest expense decreased from $555,407 for the three months ended March 31, 2001 to $466,720 for the three months ended March 31, 2002. The decrease was the direct result of the decrease in rates paid on deposits and other liabilities, from an average of 4.89% for the first quarter last year to a rate of 2.85% this year. Actual interest-bearing liabilities, primarily deposits, increased from $45,392,196 to $66,419,530, an increase of 46%.

Non-interest Income

         Non-interest income for the three-month period ended March 31, 2002 was $226,990 compared to $124,335 for the same period in 2001. Of this total, $136,381 represented service charges on deposit accounts for the three months ended March 31, 2002 compared to $84,397 for the comparable period in 2001. The increase in income from deposit service charges is due to the increase in deposit customers during the comparable periods. The $90,609 of other non-interest income for the first three months of 2002 was income generated from other fees charged, including fees from our financial services' subsidiary. For the same period in 2001, other income amounted to $39,938, with $5,344 of fees from non-deposit investment products' activity associated with our bank's financial services subsidiary. Fees generated by the subsidiary for the first quarter of 2002 amounted to $34,652. However, other fees in our bank also increased in the first quarter compared to last year's first quarter. Brokered mortgage fees increased from $8,772 for the first quarter of 2001 to $26,839 for the first quarter of 2002, as customers took advantage of lower rates to refinance their home loans.

Non-interest Expense

         Non-interest expense for the three-month periods ended March 31, 2002 and 2001 were $696,550 and $502,835, respectively. The largest component of non-interest expense was salaries and employee benefits of $397,514 and $280,456, respectively, representing a 41% increase. This increase is the direct result of the addition of five new strategic positions within the bank since the same quarter last year, an accrual for bonuses, and general increases in other salaries and benefits. Occupancy and equipment expense increased from $54,144 for the three months ended March 31, 2001 to $73,189 for the three months ended March 31, 2002 largely due to depreciation expense associated with our move to a new building in May 2001. Consulting and professional fees increased from $38,116 to $53,502 primarily due to services performed by a vendor in connection with the review and renewal of our data processing contract. General operating expenses increased from $86,450 to $113,648 due to increased data processing expenses since the same quarter last year and higher costs of supplies and services related to our growth. Other expenses increased from $23,426 to $35,190 due to increased levels of advertising and marketing costs.

Provision for Loan Losses

         The provision for loan losses was $48,248 and $39,369, respectively, for the first three months of 2002 and 2001, bringing the total reserve balance to $685,000 and $613,000 at March 31, 2002 and 2001, respectively. This amount represents 1.25% of gross loans at March 31, 2002, compared to 1.35% at March 31, 2001. It also reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $532,478 in loans that were classified as non-accrual at March 31, 2002 compared to $189,633 in non-accrual loans at March 31, 2001. The non-accrual balance at March 31, 2002 consisted primarily of one credit relationship that is secured by real estate. We have examined this relationship and do not believe that our loss exposure would be material due to the collateral involved. There were net charge-offs of $248 for the period ended March 31, 2002 and net recoveries of $1,631 for the period ended March 31, 2001.


BALANCE SHEET REVIEW

         Total consolidated assets grew by $4,326,043 from $87,730,486 at December 31, 2001 to $92,056,529 at March 31, 2002. The increase was generated primarily through a $4,136,191 increase in deposits. This increase in deposits was the source of funding for an increase in net loans of $4,489,581. Federal funds sold increased by $1,470,000 with a corresponding decrease in the securities portfolio of $1,205,106. We purchased $59,200 of stock in the Federal Home Loan Bank to satisfy minimum stock ownership requirements during the first quarter of 2002.

Loans

         Outstanding loans represent the largest component of earning assets as of March 31, 2002 at $54,090,375, or approximately 63% of total earning assets. Net loans increased $4,489,581, or 9%, since December 31, 2001.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the period ended March 31, 2002 was 7.71% as compared to a yield of 8.77% for the year ended December 31, 2001.

         The principal components of our loan portfolio at March 31, 2002 and December 31, 2001, consisted of real estate loans comprising approximately 85.4% and 85.7% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

                                                                  March 31, 2002                  December 31, 2001
                                                                  --------------                  -----------------
                                                            Amount             Percent       Amount            Percent
                                                            ------             -------       ------            -------

       Commercial and industrial                          $   5,718,810          10.4%        $  4,911,737         9.8%
       Real estate
            Mortgage - residential                           14,007,000          25.6%          13,650,406        27.1%
            Mortgage - commercial                            21,570,997          39.3%          19,859,456        39.5%
            Mortgage - construction & other                  11,225,328          20.5%           9,640,534        19.1%
       Consumer and other                                     2,318,515           4.2%           2,238,469         4.5%
                                                          -------------       --------       -------------     --------
                      Total loans                            54,840,650         100.0%          50,300,602       100.0%
         Allowance for loan losses                             (685,000)                          (637,000)
         Unearned fees                                          (65,275)                           (62,808)
                                                          -------------                      -------------
                      Total net loans                     $  54,090,375                      $  49,600,794
                                                          =============                      =============


Allowance for Loan Losses

         The allowance for loan losses at March 31, 2002 was $685,000, or 1.25% of loans outstanding, compared to an allowance of $637,000, or 1.27% of loans outstanding, at December 31, 2001. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The bank's policy has been to review the allowance for loan losses using a reserve factor for each type of loan since there have been few delinquencies and little charge-off activity since the Bank's inception. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of our bank's lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our bank's lenders, delinquency trends, and other factors. The bank's general strategy is to maintain a minimum coverage of a certain percentage of gross loans until it has sufficient historical data and trends available.

Short-Term Investments and Securities

         Short-term investments and securities represented 28% of earning assets at March 31, 2002, or $24,089,150. This represented a decrease of $690,120 from the December 31, 2001 balance of $24,779,270. The combined yield on short-term investments and securities was 4.35% for the three months ended March 31, 2002 compared to 5.44% for the year ended December 31, 2001. Short-term investments at March 31, 2002 and at December 31, 2001 consisted of commercial paper in another financial institution with balances of $1,486,875 and $971,889, respectively. Included in available-for-sale securities is $196,300 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $59,200 was purchased in the first quarter of 2002. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits

         Our primary source of funds for loans and investments is deposits. Deposits grew $4,136,191, or 5%, since year-end 2001 for a total of $80,304,703 at March 31, 2002. The average rates paid on interest-bearing deposits were 2.86% and 4.89% at March 31, 2002 and December 31, 2001, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have seen a decrease in the price of our deposits due to declining rates in the general economy and in the local market.

Shareholders' Equity

         On November 20, 2001, the Board of Directors declared a 5% stock dividend which was paid on January 2, 2002 to shareholders of record on December 15, 2001. The number of shares issued was 49,379 with a market value of $13.50 for a total decrease in retained earnings of $666,616. Cash paid in lieu of stock for fractional shares totaled $2,880. Also, in the first quarter, an employee exercised stock options for which 1,764 shares of stock were issued.

Liquidity and Sources of Capital

         At March 31, 2002, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $9,971,635, representing 10.8% of total assets. Short-term investments and securities equaled $24,089,150, or 26.2% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the three-month period ended March 31, 2002, total deposits increased by $4,136,191 representing an increase of 5%, or 22% on an annualized basis. Growth for the first quarter of the year is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. At March 31, 2002, the Company had $11,891,000 in commitments to extend credit and $622,000 in letters of credit issued.

         We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the Bank maintains two lines of credit from correspondent banks in the amount of $1,800,000 each, and is a member of the Federal Home Loan Bank (FHLB), from which applications may be made for borrowing capabilities, if needed. In the normal course of business, during April 2002, the Company has taken advantage of low interest rates and has drawn down an advance from the FHLB of $2,500,000 that was subsequently invested in our bond portfolio.

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

         Below is a table that reflects the leverage and risk-based regulatory capital ratios of the Bank at March 31, 2002:

                                                      Well-Capitalized         Minimum
                                   Ratio                Requirement            Requirement
                                   -----             -----------------      -----------

Tier 1 capital                      10.78%              6.00%                  4.0%
Total capital                       11.84%             10.00%                  8.0%
Tier 1 leverage ratio                8.29%             5.00%                   4.0%

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

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not Applicable

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
----------------------------------------

         (a) Exhibits -   None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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


                               People's Community Capital Corporation
                               --------------------------------------
                               (Registrant)


Date:    May 8, 2002           By:   /s/ Tommy B. Wessinger
                                    --------------------------------------------
                                    Tommy B. Wessinger
                                    Chief Executive Officer


                               By:   /s/ Jean H. Covington
                                    --------------------------------------------
                                    Jean H. Covington
                                    Principal Accounting and Chief
                                        Financial Officer