Form 10QSB
period 2002-06-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2002-08-14
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

__    Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from                to
                                     -------------     -------------

                          Commission File No. 333-25179

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

           SOUTH CAROLINA                           58-2287073
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


          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,046,193 shares of common stock, par value $.01 per share outstanding at August 2, 2002.

         Transitional Small Business Disclosure Format (check one):
                                                           Yes      No   X
                                                               ---      ---

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    People's Community Capital Corporation
                           Consolidated Balance Sheets

                                                                                 June 30,             December 31,
                                                                                   2002                   2001
                                                                                   ----                   ----
                                                                                (Unaudited)            (Audited)
                                     Assets
Cash and due from banks                                                       $ 2,359,727              $ 3,043,209
Federal funds sold                                                              6,600,000                6,389,000
Short-term investments                                                          1,486,875                  971,889
Securities, available for sale                                                 25,140,457               23,807,381
Loans receivable, net                                                          55,645,669               49,600,794
Properties and equipment, net                                                   3,130,495                3,173,338
Accrued interest receivable                                                       547,535                  525,800
Deferred income taxes                                                             158,996                  124,204
Other assets                                                                      102,841                   94,871
                                                                              -----------              -----------
            Total assets                                                      $95,172,595              $87,730,486
                                                                              ===========              ===========

                      Liabilities and Shareholders' Equity
Liabilities:
     Non-interest bearing deposits                                            $12,287,965              $10,644,655
     Interest bearing deposits                                                 68,268,058               65,523,857
                                                                              -----------              -----------
         Total deposits                                                        80,556,023               76,168,512
     Accrued interest payable                                                      50,277                   64,283
     Accrued expenses and other liabilities                                       240,891                   50,472
     Other borrowings                                                           3,304,270                1,000,000
                                                                              -----------              -----------
         Total liabilities                                                     84,151,461               77,283,267
                                                                              -----------              -----------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000 shares authorized,
         1,042,988 shares issued at June 30, 2002 and 991,845 at
         December 31, 2001                                                         10,430                   9,918
     Additional paid-in-capital                                                10,381,546               9,699,178
     Retained earnings                                                            513,779                 741,097
     Accumulated other comprehensive gain (loss)                                  115,379                  (2,974)
                                                                              -----------              -----------
         Total shareholders' equity                                            11,021,134              10,447,219
                                                                              -----------             -----------

         Total liabilities and shareholders' equity                           $95,172,595             $87,730,486
                                                                              ===========             ===========




          See accompanying Notes to Consolidated Financial Statements.


                     People's Community Capital Corporation
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                       For the three months               For the six months
                                                                          ended June 30,                    ended June 30,
                                                                          --------------                    --------------
                                                                       2002             2001             2002             2001
                                                                       ----             ----             ----             ----
Interest income:
         Loans, including fees                                     $1,023,223      $1,014,316      $ 2,004,073       $ 1,994,686
         Federal funds sold                                            23,705          68,044           44,297           132,991
         Securities, short-term investments, and cash                 281,126         174,548          546,918           364,390
                                                                  -----------     -----------     ------------       -----------
                  Total interest income                             1,328,054       1,256,908        2,595,288         2,492,067
                                                                  -----------     -----------     ------------      ------------

Interest expense:
         Deposits                                                     398,958         575,092          863,339         1,125,159
         Other borrowings                                              21,154           3,770           23,493             9,110
                                                                  -----------    ------------      -----------      ------------
                  Total interest expense                              420,112         578,862          886,832         1,134,269
                                                                  -----------    ------------     ------------      ------------

Net interest income                                                   907,942         678,046        1,708,456         1,357,798
Provision for loan losses                                              72,249          21,919          120,497            61,288
                                                                  -----------    ------------     ------------      ------------

         Net interest income after provision
         for loan losses                                              835,693         656,127        1,587,959         1,296,510
                                                                  -----------    ------------     ------------      ------------

Non-interest income:
         Service charges on deposit accounts                          116,375         107,206          252,756           191,603
             Realized net gains on sales of securities                 11,338          18,437           11,338            18,437
         Other                                                        131,206          37,192          221,815            77,130
                                                                  -----------      ----------     ------------      ------------
                  Total non-interest income                           258,919         162,835          485,909           287,170
                                                                  -----------      ----------     ------------      ------------

Non-interest expenses:
         Salaries and employee benefits                               442,924         339,390          840,438           619,846
         Occupancy and equipment                                       82,902          78,754          156,091           132,898
         Consulting and professional fees                              24,830          27,722           78,332            65,838
         Customer related                                              26,586          23,907           50,093            44,150
         General operating                                             92,181          94,907          205,829           181,357
         Other                                                         47,427          56,858           82,617            80,284
                                                                  -----------      ----------     ------------      ------------
                  Total non-interest expenses                         716,850         621,538        1,413,400         1,124,373
                                                                  -----------      ----------     ------------      ------------

Income before income taxes                                            377,762         197,424          660,468           459,307
Income tax provision                                                  128,612          74,869          218,025           174,965
                                                                  -----------      ----------     ------------      ------------
Net income                                                        $   249,150      $  122,555     $    442,443      $    284,342
                                                                  ===========      ==========     ============      ============

Weighted average common shares outstanding:
         Basic                                                      1,042,988       1,047,909        1,042,608         1,032,720
         Diluted                                                    1,248,215       1,194,581        1,248,117         1,179,391

Earnings per share:
         Basic                                                    $       .24     $       .12     $        .42      $        .28
         Diluted                                                  $       .20     $       .10     $        .35      $        .24

          See accompanying Notes to Consolidated Financial Statements.


                     People's Community Capital Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                      For the three months                   For the six months
                                                                         ended June 30,                        ended June 30,
                                                                         --------------                        --------------
                                                                   2002                2001                2002              2001
                                                                   ----                ----                ----              ----

Net income                                                   $      249,150     $    122,555         $    442,443      $   284,342
Other comprehensive income, net of tax:
     Net change in unrealized gain on
          securities available for sale                             174,573           49,976              137,174           97,196
      Less reclassification adjustment for realized
          Gains                                                      (7,483)         (12,168)              (7,483)         (12,168)
                                                              -------------     ------------        -------------     ------------
         Total other comprehensive income                           167,090           37,808              129,691           85,028
Comprehensive income                                         $      416,240     $    160,363        $     572,134     $    369,370
                                                             ==============     ============        =============     ============




          See accompanying Notes to Consolidated Financial Statements.



                     People's Community Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                       For the six months
                                                                                                         ended June 30,
                                                                                                    2002                   2001
                                                                                                    ----                   ----

Operating activities:
    Net income                                                                             $      442,443         $      284,342
    Adjustments to reconcile net income to net cash provided by (used for)
         operating activities:
         Depreciation and amortization                                                             98,643                 74,137
         Provision for loan losses                                                                120,497                 61,288
         Deferred income taxes                                                                    (34,792)                26,996
    Changes in deferred and accrued amounts:
         Other assets and accrued interest receivable                                             (38,782)               (82,392)
         Accrued expenses and other liabilities                                                   176,413               (403,129)
                                                                                           --------------         --------------

                Net cash provided by (used for) operating activities                              764,422                (38,758)
                                                                                           --------------         --------------

Investing activities:
    Purchase of securities available for sale                                                  (4,124,688)           (14,708,508)
    Sale of securities available for sale                                                         505,912              1,000,000
    Maturities and calls of securities available for sale                                       2,404,053             11,616,638
    Net (increase) decrease in short-term investments                                            (514,986)                14,528
    Purchase of property and equipment                                                            (46,723)            (1,126,753)
    Net increase in loans                                                                      (6,165,372)            (7,687,567)
    Net increase in federal funds sold                                                           (211,000)              (608,000)
                                                                                           --------------         --------------


                Net cash used for investing activities                                         (8,152,804)           (11,499,662)
                                                                                           --------------         --------------

Financing activities:
    Purchase of treasury stock
    Issuance of stock                                                                                   -               (72,000)
    Net increase in deposits                                                                       15,999                     -
    Net increase in other borrowings                                                            4,387,511            11,399,174
    Payment of cash dividends in lieu of stock for fractional shares                            2,304,270               452,746
                                                                                                   (2,880)                 (263)
                                                                                           --------------         -------------

                Net cash provided by financing activities                                       6,704,900            11,779,657
                                                                                           --------------         -------------

                Net (decrease) increase in cash and due from banks                               (683,482)              241,237
Cash and due from banks at  beginning of period                                                 3,043,209             1,603,996
                                                                                           --------------         -------------
Cash and due from banks at end of period                                                   $    2,359,727         $   1,845,233
                                                                                           ==============         =============
Supplemental disclosure:
    Cash paid during the period for interest                                               $      900,838         $   1,135,492
                                                                                           --------------         -------------
    Income taxes paid                                                                      $      142,962         $     505,371
                                                                                           --------------         -------------
    Unrealized net gain on securities available for sale, net of income tax                $      129,691         $      85,028
                                                                                           --------------         -------------

          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2001, included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

         In December 1999, our bank formed a subsidiary, People's Financial Services, Inc., for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

         The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, People's Community Bank of South Carolina, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

    o    the effects of future economic conditions;
    o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
    o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
    o    our ability to control costs, expenses, and loan delinquency rates; and
    o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.


CRITICAL ACCOUNTING POLICIES
----------------------------

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

           We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the discussion under Allowance for Loan Losses section of this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

EARNINGS REVIEW - Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

         Our net income for the second quarter of 2002 was $249,150 compared to $122,555 for the same period last year, an increase of 103%. The basic income per share increased to $.24 compared to $.12 for the same period in 2001. Weighted shares outstanding have been adjusted for the effect of a 5% stock dividend paid on January 2, 2002 to shareholders of record as of December 15, 2001. The improvement in earnings reflects the continued growth in the level of earning assets since the bank commenced operations as well as improvements in non-interest income. Additionally, the second quarter of 2001 contained one-time expenses relating to our move to new headquarters during May 2001 as well as the addition of key personnel during the second quarter of 2001. The level of average earning assets was $87.4 million for the three months ended June 30, 2002 as compared to $63.4 million for the three months ended June 30, 2001.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended June 30, 2002 and 2001. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.


                                          Three months ended June 30, 2002            Three months ended June 30, 2001
                                       ---------------------------------------     ---------------------------------------
                                       Average          Interest         Yield      Average          Interest        Yield
                                        Balance       Income/Expense     /Rate      Balance       Income/Expense     /Rate
                                        -------       --------------     -----      -------       --------------     -----
ASSETS
Federal funds sold                       5,609,139     $      23,705    1.69%       $6,434,919    $   68,044          4.23%
Cash & short-term imvestments            1,489,707            13,409    3.60%          988,699        15,206          6.17%
Securities                              24,444,375           267,717    4.38%       10,548,808       159,342          6.04%
Loans                                   55,814,645         1,023,223    7.33%       45,425,781     1,014,316          8.93%
                                      ------------       -----------              ------------    ----------
Total earnings assets                   87,357,866         1,328,054    6.08%       63,398,207     1,256,908          7.93%
                                      ------------       -----------              ------------    ----------

Cash and due from banks                 2,271,384                                    1,802,233
Premises and equipment                  3,147,433                                    2,922,017
Other assets                            1,199,328                                    1,160,316
Allowance for loan losses                (708,708)                                    (619,637)
                                     ------------                                 ------------
         Total assets                  93,267,303                                   68,663,136
                                     ============                                 ============
LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts                   10,737,204            14,638     0.55%        7,117,511        19,750          1.11%
Money market accounts                  12,662,391            54,341     1.72%       11,321,826        96,394          3.41%
Savings deposits                       13,419,119            63,964     1.91%        2,370,803        24,142          4.07%
Time deposits                          31,417,344           266,015     3.39%       28,569,464       434,806          6.09%
                                     ------------       --------------            ------------    ----------
    Total interest bearing             68,236,058           398,958     2.34%       49,379,604       575,092          4.66%
    deposits
Interest-bearing borrowings             2,350,638            21,154     3.60%          386,070         3,770          3.90%
                                     ------------       -----------               ------------    ----------
    Total interest bearing             70,586,696           420,112     2.38%       49,765,674       578,862          4.65%
    liabilities                      ------------       -----------               ------------    ----------

Demand deposits                        11,719,842                                    8,683,283
Other liabilities                         206,457                                      239,252
Shareholders' equity                   10,754,308                                    9,974,927
                                     ------------                                 ------------
    Total liabilities &              $ 93,267,303                                 $ 68,663,136
    shareholders' equity             ============                                 ============

Net interest spread                                                     3.70%                                        3.28%

Net interest income/margin                              $   907,942     4.16%                     $   678,046        4.28%
                                                        ===========                               ===========

         Net interest income was $907,942 for the three months ended June 30, 2002 as compared to $678,046 for the three months ended June 30, 2001, representing a 34% increase. The net interest margin (net interest income divided by average earning assets) was 4.16% for the three months ended June 30, 2002 compared to the net interest margin of 4.28% for the three months ended June 30, 2001. The decline in net interest margin is the result of the lower net yield realized as the prime rate of interest decreased from 9.00% in early 2001 to a current rate of 4.75%. However, net yields have been increasing again as rates paid on deposits have continued to decline at a greater pace than have rates received on earning assets.

         Interest income for the second quarter of 2002 was $1,328,054 compared to $1,256,908 for the same period in 2001. The volume of total earnings assets increased by approximately $24 million between the two periods, however the average rate earned on assets decreased from 7.93% to 6.08%. The largest component of interest income was interest and fees on loans amounting to $1,023,223 for the quarter ended June 30, 2002 compared to $1,014,316 for the comparable prior year period. The average loan balance increased by $10.4 million. The overall rate on the loan portfolio decreased from 8.93% for the three months ended June 30, 2001 to 7.33% for the three-month period ended June 30, 2002. Interest earned on federal funds sold decreased from $68,044 for the second quarter of 2001 to $23,705 for the second quarter of 2002. The average balances of federal funds sold decreased and the yield fell from 4.23% to 1.69%. The securities portfolio, short-term investments, and interest-earning cash earned $281,126 for the second quarter of 2002 with a combined yield of 4.34%. For the second quarter of 2001, these investments earned $174,548 with a combined yield of 6.05%. The average balance outstanding increased from $11,537,507 to $25,934,082, an increase of approximately $14 million.

         Interest expense decreased from $578,862 for the three months ended June 30, 2001 to $420,112 for the three months ended June 30, 2002. The decrease was the direct result of the decrease in rates paid on deposits and other liabilities, from an average of 4.65% for the second quarter last year to a rate of 2.38% this year. Actual interest-bearing liabilities, primarily deposits, increased from $49,765,674 to $70,586,696, an increase of 42%. Other interest-bearing borrowings increased as we received a loan from the Federal Home Loan Bank of $2,500,000 in April 2002 at the rate of 3.65%.

Non-interest Income
-------------------

           Non-interest income for the three-month period ended June 30, 2002 was $258,919 compared to $162,835 for the same period in 2001. Of this total, $116,375 represented service charges on deposit accounts for the three months ended June 30, 2002 compared to $107,206 for the comparable period in 2001. The increase in income from deposit service charges is due to the increase in the number of deposit customers. We had a gain on sale of securities of $11,338 for the period ended June 30, 2002 compared to a gain of $18,437 in the same period last year. The $131,206 of other non-interest income for the second quarter of 2002 was income generated from other fees charged, the largest of which was fees from our financial services' subsidiary. For the same period in 2001, other income amounted to $37,192. Fees generated by the subsidiary for the second quarter of 2002 amounted to $75,595 compared to $10,058 in the same quarter of 2001.

Non-interest Expense
--------------------

         Non-interest expense for the quarters ended June 30, 2002 and 2001 were $716,850 and $621,538, respectively, a difference of $95,312, or 15%. The increase can be attributed to the increase in salaries and employee benefits from $339,390 to $442,924, representing an increase of $103,534, or a 31% increase. This increase is the result of the addition of several new strategic positions within the bank and its subsidiary, an increase in accrual for bonuses, enhanced insurance benefits, and general increases in other salaries and benefits.

EARNINGS REVIEW - Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

         Our net income for the six months ended June 30, 2002 was $442,443 compared to $284,342 for the same period last year. The basic income per share increased to $.42 compared to $.28 for the same period in 2001, as adjusted for the stock dividend paid in early 2002. This improvement in earnings reflects the continuing growth in the level of earning assets since the bank commenced operations and improvements in non-interest income in levels that offset an increase in non-interest expense. The level of average earning assets was $84.4 million for the six months ended June 30, 2002 as compared to $61.3 million for the six months ended June 30, 2001.

         The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2002 and 2001, along with average balances and the related interest income and interest expense amounts.

                                                    Six months ended June 30, 2002               Six months ended June 30, 2001
                                                 ---------------------------------------       ------------------------------------
                                                 Average          Interest         Yield       Average         Interest      Yield/
                                                 Balance       Income/Expense      /Rate       Balance      Income/Expense    Rate
                                                 -------       --------------      -----       -------      --------------   ------
ASSETS
Federal funds sold                             $ 5,272,258    $  44,297            1.68%     $ 5,548,493       $ 132,991       4.79%
Cash and short-term investments                  1,407,442       26,937            3.83%         995,783          31,760       6.38%
Securities                                      23,779,400      519,981            4.37%      10,804,387         332,630       6.16%
Loans                                           53,949,837    2,004,073            7.43%      43,951,752       1,994,686       9.08%
                                              ------------   ----------                      -----------      ----------
Total earning assets                            84,408,937    2,595,288            6.15%      61,300,415       2,492,067       8.13%

Cash and due from banks                          2,250,011                                     1,812,749
Premises and equipment                           3,157,546                                     2,607,216
Other assets                                     1,226,717                                     1,086,655
Allowance for loan losses                         (679,695)                                     (605,010)
                                              ------------                                   -----------
         Total assets                           90,363,516                                    66,202,025
                                              ============                                   ===========
LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts                             9,908,700       26,978            0.54%       6,872,861         40,203        1.17%

Money market accounts                           12,293,073      111,354            1.81%      11,048,528         205,575       3.72%

Savings deposits                                13,269,278      141,509            2.13%       1,658,333          29,703       3.58%

Time deposits                                   31,522,548      583,498            3.70%      27,618,178         849,678       6.15%
                                              ------------   ----------                      -----------      ----------
         Total interest bearing deposits        66,993,599      863,339            2.58%      47,197,900       1,125,159       4.77%
Interest-bearing borrowings                      1,521,026       23,493            3.09%         401,769           9,110       4.53%
                                              ------------   ----------                      -----------      ----------
         Total interest-bearing liabilities     68,514,625      886,832            2.59%      47,599,669       1,134,269       4.77%

Demand deposits                                 10,989,752                                     8,358,338
Other liabilities                                  197,529                                       321,530
Shareholders' equity                            10,661,610                                     9,922,488
                                              ------------                                  ------------
         Total liabilities &
         shareholders equity                  $ 90,363,516                                   $66,202,025
                                              ============                                   ===========
Net interest spread                                                                3.56%                                       3.36%

Net interest income/margin                                   $1,708,456            4.05%                      $1,357,798       4.43%
                                                             ==========                                       ==========

         Net interest income was $1,708,456 for the six months ended June 30, 2002 as compared to $1,357,798 for the six months ended June 30, 2001. The net interest margin (net interest income divided by average earning assets) was 4.05% for the six months ended June 30, 2002 compared to the net interest margin of 4.43% for the six months ended June 30, 2001.

         Interest income for the first six months of 2002 was $2,595,288 compared to $2,492,067 for the same period in 2001. The volume of total earning assets increased from $61.3 million at June 30, 2001 to $84.4 million at June 30, 2002. The largest component of interest income was interest and fees on loans amounting to $2,004,073 for the six months ended June 30, 2002 compared to $1,994,686 for the comparable prior year period. The overall rate on the loan portfolio decreased from 9.08% for the six months ended June 30, 2001 to 7.43% for the six month period ended June 30, 2002 as we encountered a period of near-record low interest rates. The primary reason for a decrease in the interest earned on federal funds sold was a decrease in rates from

4.79% to 1.68%. In addition, the average federal funds sold balance was slightly lower for the six months ended June 30, 2002 than for the comparable period in 2001. Interest income on securities increased between the two periods as the average balances were significantly higher by about $13 million, but the yield fell from 6.16% to 4.37%.

         Interest expense decreased from $1,134,269 for the six months ended June 30, 2001 to $886,832 for the six months ended June 30, 2002 due to a decrease in average rates paid on liabilities from 4.77% to 2.59%. This decrease occurred even though the size of interest-bearing liabilities, primarily deposits, increased from $47.6 million to $68.5 million, an increase of 44%. Other interest-bearing borrowings increased due to a $2,500,000 loan from the Federal Home Loan Bank in April 2002 at the rate of 3.65%.

Non-interest Income
-------------------

         Non-interest income for the six month period ended June 30, 2002 was $485,909 compared to $287,170 for the same period in 2001. Of this total, $252,756 represented service charges on deposit accounts for the six months ended June 30, 2002 compared to $191,603 for the comparable period in 2001. The increase in income from deposit service charges is due to the increase in the number of deposit customers. We had a gain on sale of securities of $11,338 this year compared to a gain of $18,437 during the same period last year. The remaining $221,815 of other non-interest income for the first half of 2002 consisted of income generated from other fees charged such as brokered mortgage origination fees, check cashing fees, internet fees, commissions on sale of checks to customers, and fees from our financial services subsidiary. The comparable amount for last year was $77,130. The leading cause of increase between the two periods is the income from our financial services subsidiary which was $110,246 for the six months ended June 30, 2002 compared to $15,402 for the same period in 2001. In addition, brokered mortgage origination fees increased from $19,090 for the first half of 2001 to $56,035 for the first half of 2002.

Non-interest Expense
--------------------

         Non-interest expense for the six month periods ended June 30, 2002 and 2001 were $1,413,400 and $1,124,373, respectively, a 26% increase. The largest component of non-interest expense for the six month periods ended June 30, 2002 and 2001 was salaries and employee benefits of $840,438 and $619,846, respectively. Salaries and employee benefits expense increased 36% due to the addition of several executive and other key employees, general merit increases, an increase in the bonus accrual, and the addition of staff associated with the move to a new banking facility that occurred in the second quarter of 2001. Occupancy and equipment expense increased from $132,898 to $156,091, or 17%, primarily due to additional depreciation associated with the new office building. General operating expenses increased from $181,357 to $205,829 due mainly to increases in data processing, telephone, and postage.

Provision for Loan Losses
-------------------------

         The provision for loan losses was $120,497 and $61,288, respectively, for the first six months of 2002 and 2001, bringing the total reserve balance to $755,000 and $631,300 at June 30, 2002 and 2001, respectively. This amount represents 1.34% of gross loans at June 30, 2002, compared to 1.31% at June 30, 2001. It also reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $511,707 in loans that were classified as non-accrual at June 30, 2002 compared to $189,690 in non-accrual loans at June 30, 2001. The non-accrual balance at June 30, 2002 consisted primarily of loans that are either secured by real estate or guaranteed by a governmental agency. We have examined these loans and do not believe that our loss exposure would be material due to the collateral and guarantee involved. There were net charge-offs of $2,497 for the six months ended June 30, 2002 and $1,988 for the six months ended June 30, 2001.


BALANCE SHEET REVIEW

         Total consolidated assets grew by $7.4 million from $87,730,486 at December 31, 2001 to $95,172,595 at June 30, 2002. The increase was generated primarily through an increase of $4.4 million in deposits and $2.5 million in borrowings from the Federal Home Loan Bank (FHLB). This increase in funds allowed for the growth in net loans of $6.0 million and the growth in the securities portfolio of $1.3 million.

Loans
-----

         Outstanding loans represent the largest component of earning assets as of June 30, 2002 at $55,645,669, or approximately 63% of total earning assets. Net loans increased $6,044,875, or 12%, since December 31, 2001.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the six months ended June 30, 2002 was 7.43% as compared to a yield of 8.77% for the year ended December 31, 2001.

         The principal components of our loan portfolio at June 30, 2002 and December 31, 2001, consisted of real estate loans comprising approximately 87.5% and 85.7% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

                                                                   June 30, 2002                  December 31, 2001
                                                                   -------------                  -----------------
                                                            Amount             Percent         Amount             Percent
                                                            ------             -------         ------             -------

       Commercial and industrial                           $  5,125,097           9.1%        $  4,911,737         9.8%
       Real estate
            Mortgage - residential                           15,811,200          28.0%          13,650,406        27.1%
            Mortgage - commercial                            23,419,152          41.4%          19,859,456        39.5%
            Mortgage - construction & other                  10,202,842          18.1%           9,640,534        19.1%
       Consumer and other                                     1,917,807           3.4%           2,238,469         4.5%
                                                          -------------       --------       -------------     --------
                      Total loans                            56,476,098         100.0%          50,300,602       100.0%
         Allowance for loan losses                            (755,000)                          (637,000)
         Unearned fees                                         (75,429)                           (62,808)
                                                          -------------                      -------------
                      Total net loans                       $55,645,669                        $49,600,794
                                                          =============                      =============

Allowance for Loan Losses
-------------------------

         The allowance for loan losses at June 30, 2002 was $755,000, or 1.34% of loans outstanding, compared to an allowance of $637,000, or 1.27% of loans outstanding, at December 31, 2001. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The bank's policy has been to review the allowance for loan losses using a reserve factor for each type of loan since there have been few delinquencies and little charge-off activity since the bank's inception. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of our bank's lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our bank's lenders, delinquency trends, and other factors. The bank's general strategy is to maintain a minimum coverage of a certain percentage of gross loans until it has sufficient historical data and trends available.

Short-Term Investments and Securities
-------------------------------------

         Short-term investments and securities represented 30% of earning assets at June 30, 2002, or $26,627,332. This represented an increase of $1.8 million from the December 31, 2001 balance of $24,779,270. The combined yield on short-term investments and securities was 4.34% for the six months ended June 30, 2002 compared to 5.44% for the year ended December 31, 2001. Short-term investments at June 30, 2002 and at December 31, 2001 consisted of commercial paper in another financial institution with balances of $1,486,875 and $971,889, respectively. Included in available-for-sale securities is $196,300 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $59,200 was purchased in the first quarter of 2002. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits and Other Borrowings
-----------------------------

         Our primary source of funds for loans and investments is deposits. Deposits grew $4,387,511, or 6%, since year-end 2001 for a total of $80,556,023 at June 30, 2002. The average rates paid on interest-bearing deposits were 2.58% and 4.89% at June 30, 2002 and December 31, 2001, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have seen a decrease in the price of our deposits due to declining rates in the general economy and in the local market.

         In April 2002, we took advantage of lower interest rates to secure an advance of $2,500,000 with the Federal Home Loan Bank (FHLB) at a rate of 3.65%. The loan has a five year maturity with an early conversion option as of April 2004 and each quarter thereafter. If the FHLB exercises its conversion option, the advance will be converted to a floating rate or can be repaid without penalty. If the FHLB does not exercise its option, the advance will continue at the original rate.

Shareholders' Equity
--------------------

         On November 20, 2001, the Board of Directors declared a 5% stock dividend which was paid on January 2, 2002 to shareholders of record on December 15, 2001. The number of shares issued was 49,379 with a market value of $13.50 for a total decrease in retained earnings of $666,616. Cash paid in lieu of stock for fractional shares totaled $2,880.

         In the first quarter, an employee exercised stock options for which 1,764 shares of stock were issued. Since the end of the second quarter, another employee has exercised stock options for which 3,205 shares of stock were issued.

Liquidity and Sources of Capital
--------------------------------

         At June 30, 2002, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $8,959,727, representing 9.4% of total assets. Short-term investments and securities equaled $26,627,332, or 28.0% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the six-month period ended June 30, 2002, total deposits increased by $4,387,511 representing an increase of 6%, or 12% on an annualized basis. Growth for the first half of the year is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. At June 30, 2002, the Company had $12,215,000 in commitments to extend credit and $576,000 in letters of credit issued.

         We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the bank maintains two unsecured lines of credit from correspondent banks in the amount of $1,800,000 each, and is a member of the Federal Home Loan Bank (FHLB), from which additional applications may be made for borrowing capabilities, if needed.

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

         Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at June 30, 2002:

                                            Well-Capitalized         Minimum
                                 Ratio        Requirement            Requirement
                                 -----       ------------            -----------
Tier 1 capital                  10.96%           6.00%                   4.0%
Total capital                   12.11%          10.00%                   8.0%
Tier 1 leverage ratio            8.06%           5.00%                   4.0%

Off-Balance Sheet Risk
----------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $12,215,000 through various types of commercial lending arrangements and we had $576,000 in letters of credit issued. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Recently Issued Accounting Standards
------------------------------------

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

Not Applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of shareholders was held on April 25, 2002 for which there was only one matter submitted to a vote of security holders.

Our bylaws provide that the board of directors shall be divided into three classes with each class to be nearly equal in number as possible. The bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Margaret Holley-Taylor, Clark D. Moore, M.D., Donald W. Thompson, and John B. Tomarchio, M.D. The current Class II directors are Raymond D. Brown, Alan J. George, and Anthony E. Jones. The current Class III directors are Thomas H. Lyles, James D. McNair, Russell D. Phelon, and Tommy B. Wessinger. The current terms of the Class III directors expired at this year's annual meeting held April 25, 2002 therefore leaving the Class III directors up for reelection for a three year term. The number of votes for the election of the Class III directors was as follows: There were 829,044 votes for the election of Thomas H. Lyles, 0 votes withheld, and 0 votes against Mr. Lyles's election. There were 829,044 votes for the reelection of James D. McNair, 0 votes withheld, and 0 votes against Mr. McNair's reelection. There were 828,493 votes for Russell D. Phelon, 551 votes withheld, and 0 votes against Mr. Phelon's reelection. There were 827,994 votes for Tommy B. Wessinger, 1,050 votes withheld, and 0 votes against Mr. Wessinger's reelection. The terms of the Class I directors will expire at the 2003 annual meeting of shareholders, and the terms of the Class II directors will expire at the 2004 annual meeting of shareholders.

A majority vote was attained for the above matter and therefore approved and recorded in the company's minute book from the annual meeting of shareholders. There were no other matters voted on by the company's shareholders at our annual meeting held on April 25, 2002.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

(a) Exhibits -   None.
(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

                                   People's Community Capital Corporation
                                   --------------------------------------
                                   (Registrant)


Date: August 8, 2002               By: /s/  Tommy B. Wessinger
                                       -----------------------------------------
                                            Tommy B. Wessinger
                                            Chief Executive Officer


                                    By: /s/ Jean H. Covington
                                       -----------------------------------------
                                            Jean H. Covington
                                            Principal Accounting and Chief
                                            Financial Officer