Form 10-Q
period 2002-09-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2002-11-08
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly  report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the quarterly period ended September 30, 2002.

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from              to
                                        ------------    ------------


                          Commission File No. 333-25179


                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                     --------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                  SOUTH CAROLINA                58-2287073
                  --------------                ----------
          (State of Incorporation) (I.R.S. Employer Identification No.)


               125 PARK AVENUE, S.W., AIKEN, SOUTH CAROLINA 29801
               --------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (803) 641-0142
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
                                 --------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
  Report)



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,046,193 shares of common stock, par value $.01 per share, outstanding at November 5, 2002.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                   ---      ---

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements.
-------------------------------


                                       People's Community Capital Corporation
                                             Consolidated Balance Sheets

                                                              September 30,          December 31,
                                                                  2002                   2001
                                                                  ----                   ----
                                                               (Unaudited)            (Audited)


                                    Assets
Cash and due from banks                                         $   3,436,519           $  3,043,209
Federal funds sold                                                 10,300,000              6,389,000
Short-term investments                                              1,988,139                971,889
Securities, available for sale                                     24,005,599             23,807,381
Loans receivable, net                                              59,275,174             49,600,794
Properties and equipment, net                                       3,090,334              3,173,338
Accrued interest receivable                                           467,968                525,800
Deferred income taxes                                                 165,015                124,204
Other assets                                                           79,981                 94,871
                                                                -------------           ------------
            Total assets                                        $ 102,808,729           $ 87,730,486
                                                                =============           ============

                   Liabilities and Shareholders' Equity
Liabilities:
     Non-interest bearing deposits                               $ 12,973,224            $10,644,655
     Interest bearing deposits                                     74,549,368             65,523,857
                                                                 ------------            -----------
         Total deposits                                            87,522,592             76,168,512
     Accrued interest payable                                          70,876                 64,283
     Accrued expenses and other liabilities                           330,894                 50,472
     Other borrowings                                               3,500,000              1,000,000
                                                                 ------------            -----------
         Total liabilities                                         91,424,362             77,283,267
                                                                 ------------            -----------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000 shares
         authorized, 1,046,193 shares issued at September
         30, 2002 and 991,845 at December 31, 2001                     10,462                  9,918
     Additional paid-in-capital                                    10,411,763              9,699,178
     Retained earnings                                                793,805                741,097
     Accumulated other comprehensive gain (loss)                      168,337                 (2,974)
                                                                 ------------            -----------
         Total shareholders' equity                                11,384,367             10,447,219
                                                                 ------------            -----------

         Total liabilities and shareholders' equity              $102,808,729            $87,730,486
                                                                 ============            ===========





          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       For the three months               For the nine months
                                                                        ended September 30,               ended September 30,
                                                                        -------------------               -------------------
                                                                       2002             2001             2002             2001
                                                                       ----             ----             ----             ----
Interest income:
         Loans, including fees                                     $1,049,716       $1,026,707      $ 3,053,788      $ 3,021,393
         Federal funds sold                                            33,587           62,588           77,884          195,580
         Securities, short-term investments, and cash                 252,231          209,330          799,150          573,719
                                                                   ----------       ----------       ----------      -----------
                  Total interest income                             1,335,534        1,298,625        3,930,822        3,790,692
                                                                   ----------       ----------       ----------      -----------

Interest expense:
         Deposits                                                     376,112          590,062        1,239,451        1,715,221
         Other borrowings                                              24,868            3,953           48,361           13,063
                                                                   ----------       ----------       ----------      -----------
                  Total interest expense                              400,980          594,015        1,287,812        1,728,284
                                                                   ----------       ----------       ----------      -----------

Net interest income                                                   934,554          704,610        2,643,010        2,062,408
Provision for loan losses                                              72,764           20,000          193,261           81,288
                                                                   ----------       ----------       ----------      -----------
         Net interest income after provision
         for loan losses                                              861,790          684,610        2,449,749        1,981,120
                                                                   ----------       ----------       ----------      -----------

Non-interest income:
         Service charges on deposit accounts                          101,614          119,102          354,370          310,705
         Realized net gains on sales of securities                     75,548           19,101           86,886           37,538
         Non-deposit products income                                   75,792            8,841          186,038           24,243
         Other                                                         72,218           32,402          183,787           94,130
                                                                   ----------       ----------       ----------      -----------
                  Total non-interest income                           325,172          179,446          811,081          466,616
                                                                   ----------       ----------       ----------      -----------

Non-interest expenses:
         Salaries and employee benefits                               467,672          381,878        1,308,110        1,001,724
         Occupancy and equipment                                       90,645           44,109          246,736          177,007
         Consulting and professional fees                              35,137           30,382          113,469           96,220
         Customer related                                              28,841           32,572           78,934           76,722
         General operating                                            100,733          102,160          306,562          283,517
         Other                                                         35,757           32,539          118,374          112,823
                                                                   ----------       ----------       ----------      -----------
                  Total non-interest expenses                         758,785          623,640        2,172,185        1,748,013
                                                                   ----------       ----------       ----------      -----------

Income before income taxes                                            428,177          240,416        1,088,645          699,723
Income tax provision                                                  148,151           83,366          366,176          258,331
                                                                   ----------       ----------       ----------      -----------
Net income                                                         $  280,026       $  157,050      $   722,469      $   441,392
                                                                   ==========       ==========      ===========      ===========

Weighted average common shares outstanding:
         Basic                                                      1,045,148        1,046,432        1,043,651        1,037,341
         Diluted                                                    1,112,997        1,046,432        1,110,685        1,037,341

Earnings per share:
         Basic                                                     $      .27       $      .15      $       .69      $       .43
         Diluted                                                   $      .25       $      .15      $       .65      $       .43

          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                      For the three months                  For the nine months
                                                                      ended September 30,                   ended September 30,
                                                                      -------------------                   -------------------
                                                                     2002                2001            2002              2001
                                                                     ----                ----            ----              ----

Net income                                                         $  280,026       $  157,050      $   722,469      $   441,392

Other comprehensive income, net of tax:
     Net change in unrealized gain on
          securities available for sale                               178,368          121,594          315,542          218,790
      Less reclassification adjustment for realized
          gains                                                       (49,862)         (12,607)         (57,345)         (24,775)
                                                                   ----------       ----------      -----------      -----------

         Total other comprehensive income                             128,506          108,987          258,197          194,015

Comprehensive income                                               $  408,532       $  266,037      $   980,666      $   635,407
                                                                   ==========       ==========      ===========      ===========













          See accompanying Notes to Consolidated Financial Statements.


                     People's Community Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         For the nine months
                                                                         ended September 30,
                                                                         -------------------
                                                                     2002                   2001
                                                                     ----                   ----

Operating activities:
     Net income                                                   $    722,469           $   441,392
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                 145,319               119,842
         Provision for loan losses                                     193,261                81,288
         Deferred income taxes                                         (40,811)               64,838
    Changes in deferred and accrued amounts:
         Other assets and accrued interest receivable                   64,129               (10,144)
         Accrued expenses and other liabilities                        287,015              (373,776)
                                                                  ------------           -----------

                Net cash provided by operating activities            1,371,382               323,440
                                                                  ------------           -----------

Investing activities:
    Purchase of securities available for sale                      (12,216,041)          (21,075,180)
    Sale of securities available for sale                            4,797,093             3,000,000
    Maturities and calls of securities available for sale            7,392,041            13,305,810
    Net (increase) decrease in short-term investments               (1,016,250)               27,139
    Purchase of property and equipment                                 (53,722)           (1,138,795)
    Net increase in loans                                           (9,867,641)           (7,649,048)
    Net increase in federal funds sold                              (3,911,000)           (3,181,000)
                                                                  ------------           -----------

                Net cash used for investing activities             (14,875,520)          (16,711,074)
                                                                  ------------           -----------

Financing activities:
    Purchase of treasury stock                                               -              (131,330)
    Issuance of stock                                                   46,248                     -
    Net increase in deposits                                        11,354,080            16,545,974
    Net increase in other borrowings                                 2,500,000               659,647
    Payment of cash dividends in lieu of stock for fractional shares    (2,880)                 (263)
                                                                  ------------           -----------

               Net cash provided by financing activities            13,897,448            17,074,028
                                                                  ------------           -----------

                Net increase in cash and due from banks                393,310               686,394
Cash and due from banks at beginning of period                       3,043,209             1,603,996
                                                                  ------------           -----------
Cash and due from banks at end of period                          $  3,436,519           $ 2,290,390
                                                                  ============           ===========
Supplemental disclosure:
    Cash paid during the period for interest                      $  1,281,219           $ 1,738,746
                                                                  ------------           -----------
    Income taxes paid                                             $    289,662           $   512,371
                                                                  ------------           -----------
    Unrealized net gain on securities available for sale,
       net of income tax                                          $    258,197           $   194,015
                                                                  ------------           -----------

          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2001, included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

         In December 1999, our bank formed a subsidiary, People's Financial Services, Inc., that provides comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

           We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The significant accounting policies of the company are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our 10-KSB for that date.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

EARNINGS REVIEW - Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

         Our net income for the third quarter of 2002 was $280,026 compared to $157,050 for the same period last year, an increase of 78%. The basic income per share increased to $.27 compared to $.15 for the same period in 2001. Weighted shares outstanding have been adjusted for the effect of a 5% stock dividend paid on January 2, 2002 to shareholders of record as of December 15, 2001. The improvement in earnings reflects the continued growth in the level of earning assets since the bank commenced operations as well as improvements in non-interest income. The level of average earning assets was $90.9 million for the three months ended September 30, 2002 as compared to $70.9 million for the three months ended September 30, 2001.

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended September 30, 2002 and 2001. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.


                                        Three months ended September 30, 2002       Three months ended September 30, 2001
                                        -------------------------------------       --------------------------------------
                                        Average          Interest        Yield      Average          Interest        Yield
                                        Balance       Income/Expense     /Rate      Balance       Income/Expense     /Rate
                                        -------       --------------     -----      -------       --------------     -----

ASSETS
Federal funds sold                    $ 7,965,589     $   33,587         1.69%    $ 7,212,062       $   62,622       3.47%
Cash & short-term investments           1,822,378         16,245         3.57%        976,228           14,443       5.92%
Securities                             23,039,831        235,986         4.10%     14,479,720          194,853       5.38%
Loans                                  58,059,509      1,049,716         7.23%     48,247,653        1,026,707       8.51%
                                      -----------     ----------                  -----------       ----------
Total earnings assets                  90,887,307      1,335,534         5.88%     70,915,663        1,298,625       7.32%
                                      -----------     ----------                  -----------       ----------

Cash and due from banks                 2,174,202                                   2,017,812
Premises and equipment                  3,115,478                                   3,235,486
Other assets                            1,191,015                                     952,159
Allowance for loan losses                (768,470)                                   (638,052)
                                      -----------                                 -----------
         Total assets                  96,599,532                                  76,483,068
                                      ===========                                 ===========

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts                   11,407,685         15,492         0.54%      7,197,797           12,239        .68%
Money market accounts                  12,902,553         51,359         1.59%     11,299,349           75,603       2.68%
Savings deposits                       13,247,974         61,967         1.87%      9,311,923           98,692       4.24%
Time deposits                          32,422,955        247,294         3.05%     28,399,652          403,528       5.68%
                                      -----------     ----------                  -----------       ----------
    Total interest bearing
    deposits                           69,981,167        376,112         2.15%     56,208,721          590,062       4.20%

Interest-bearing borrowings             3,006,552         24,868         3.31%        515,871            3,953       3.07%
                                      -----------     ----------                  -----------       ----------
    Total interest bearing
    liabilities                        72,987,719        400,980         2.20%     56,724,592          594,015       4.19%
                                      -----------     ----------                  -----------       ----------

Demand deposits                        11,993,094                                   9,411,894
Other liabilities                         407,030                                     241,119
Shareholders' equity                   11,211,689                                  10,105,463
                                      -----------                                 -----------
    Total liabilities &
    shareholders' equity             $ 96,599,532                                $ 76,483,068
                                     ============                                ============


Net interest spread                                                      3.68%                                       3.13%

Net interest income/margin                            $  934,554         4.11%                      $  704,610       3.98%
                                                      ==========                                    ==========

         Net interest income was $934,554 for the three months ended September 30, 2002 as compared to $704,610 for the three months ended September 30, 2001, representing a 33% increase. The net interest margin (net interest income divided by average earning assets) was 4.11% for the three months ended September 30, 2002 compared to the net interest margin of 3.98% for the three months ended September 30, 2001. Net yields were slightly higher in the third quarter this year as rates paid on deposits have continued to decline at a greater pace than have rates received on earning assets. Additionally, interest earning assets have increased more than have interest-bearing liabilities between the two quarters under comparison.

         Interest income for the third quarter of 2002 was $1,335,534 compared to $1,298,625 for the same period in 2001. The volume of total earnings assets increased by approximately $20 million between the two periods, however the average rate earned on assets decreased from 7.32% to 5.88%. The largest component of interest income was interest and fees on loans amounting to $1,049,716 for the quarter ended September 30, 2002 compared to $1,026,707 for the comparable prior year period. The average loan balance increased by $9.8 million. The overall rate on the loan portfolio decreased from 8.51% for the three months ended September 30, 2001 to 7.23% for the three-month period ended September 30, 2002. Interest earned on federal funds sold decreased from $62,622 for the third quarter of 2001 to $33,587 for the third quarter of 2002. The average balances of federal funds sold increased by approximately $700,000, but the yield fell from 3.47% to 1.69%. The securities portfolio earned $235,986 for the third quarter of 2002 with a yield of 4.10%. For the third quarter of 2001, the portfolio earned $194,853 with a yield of 5.38%. The average balance outstanding increased approximately $8.5 million.

         Interest expense decreased from $594,015 for the three months ended September 30, 2001 to $400,980 for the three months ended September 30, 2002. The decrease was the direct result of the decrease in rates paid on deposits and other liabilities, from an average of 4.19% for the third quarter last year to an average rate of 2.20% this year. Average interest-bearing liabilities, primarily deposits, increased from $56,724,592 to $72,987,719, an increase of 29%. Other interest-bearing borrowings increased as we received a loan from the Federal Home Loan Bank of $2,500,000 in April 2002 at the rate of 3.65%. Correspondingly, interest expense on other interest-bearing borrowings increased by $20,915. See discussion of this loan under the section heading
Deposits and Other Borrowings.
-----------------------------

Non-interest Income
-------------------

         Non-interest income for the three-month period ended September 30, 2002 was $325,172 compared to $179,446 for the same period in 2001. Of this total, $101,614 represented service charges on deposit accounts for the three months ended September 30, 2002 compared to $119,102 for the comparable period in 2001. Even though the number of deposit customers continues to increase, service charges on deposit accounts decreased between the two periods due to the loss of substantial service charges related to a customer that recently went out of business. We had net gains on sale of securities of $75,548 for the period ended September 30, 2002 compared to a net gain of $19,101 in the same period last year. Our financial services' subsidiary generated $75,792 of fee income in the third quarter of 2002 compared to $8,841 in the third quarter of 2001. Other non-interest income of $72,218 consisted of other fees charged to customers of which the largest component was brokered mortgage fees. Other non-interest income for the same quarter last year was $32,402.

Non-interest Expense
--------------------

         Non-interest expense for the quarters ended September 30, 2002 and 2001 were $758,785 and $623,640, respectively, a difference of $135,145, or 22%. The increase can be largely attributed to the increase in salaries and employee benefits from $381,878 to $467,672, representing an increase of $85,794, or 22%. This increase is the result of the addition of several new strategic positions within the bank and its subsidiary, an increase in accrual for bonuses, enhanced insurance benefits, and general increases in other salaries and benefits. Occupancy expenses have also increased in the third quarter of 2002 as we have added fixed assets and have incurred more maintenance on our buildings. A refund of property taxes paid in prior years minimized the increase in occupancy expense for the last year.

EARNINGS REVIEW - Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

         Our net income for the nine months ended September 30, 2002 was $722,469 compared to $441,392 for the same period last year. The basic income per share increased to $.69 compared to $.43 for the same period in 2001, as adjusted for the stock dividend paid in early 2002. This improvement in earnings reflects the continuing growth in the level of earning assets since the bank commenced operations and improvements in non-interest income in levels that offset an increase in non-interest expense. The level of average earning assets was $86.6 million for the nine months ended September 30, 2002 as compared to $64.6 million for the nine months ended September 30, 2001.

         The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2002 and 2001, along with average balances and the related interest income and interest expense amounts.


                                                  Nine months ended September 30, 2002         Nine months ended September 30, 2001
                                                  ------------------------------------         ------------------------------------
                                                 Average        Interest         Yield       Average         Interest       Yield/
                                                 Balance      Income/Expense     /Rate       Balance      Income/Expense    Rate
                                                 -------      --------------     -----       -------      --------------    -----

ASSETS
Federal funds sold                             $ 6,177,768      $   77,884       1.68%      $ 6,110,839      $  195,802      4.27%
Cash and short-term investments                  1,545,735          43,183       3.72%          985,285          46,013      6.23%
Securities                                      23,533,702         755,967       4.28%       12,044,160         527,484      5.84%
Loans                                           55,334,784       3,053,788       7.36%       45,505,005       3,021,393      8.85%
                                               -----------      ----------                  -----------      ----------
Total earning assets                            86,591,989       3,930,822       6.05%       64,645,289       3,790,692      7.82%

Cash and due from banks                          2,224,465                                    1,881,860
Premises and equipment                           3,143,371                                    2,818,941
Other assets                                     1,214,545                                    1,003,794
Allowance for loan losses                         (709,612)                                    (616,145)
                                               -----------                                  -----------
         Total assets                           92,464,758                                   69,733,739
                                               ===========                                  ===========

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts                            10,413,853          42,470       0.54%        6,982,364          52,442     1.00%
Money market accounts                           12,498,465         162,713       1.74%       11,133,054         281,177     3.37%
Savings deposits                                13,262,099         203,476       2.05%        4,237,565         128,395     4.04%
Time deposits                                   31,825,982         830,792       3.48%       27,881,531       1,253,207     5.99%
                                               -----------      ----------                  -----------      ----------
         Total interest bearing deposits        68,000,399       1,239,451       2.43%       50,234,514       1,715,221     4.55%
Interest-bearing borrowings                      2,021,643          48,361       3.19%          434,062          13,063     4.01%
                                               -----------      ----------                  -----------      ----------
         Total interest-bearing liabilities     70,022,042       1,287,812       2.45%       50,668,576       1,728,284     4.55%

Demand deposits                                 11,328,024                                    8,713,416
Other liabilities                                  267,955                                      294,723
Shareholders' equity                            10,846,737                                   10,057,024
                                               -----------                                  -----------
         Total liabilities &
         shareholders equity                   $92,464,758                                  $69,733,739
                                               ===========                                  ===========

Net interest spread                                                              3.60%                                       3.27%
Net interest income/margin                                      $2,643,010       4.07%                       $2,062,408      4.25%
                                                                ==========                                   ==========

         Net interest income was $2,643,010 for the nine months ended September 30, 2002 as compared to $2,062,408 for the nine months ended September 30, 2001. The net interest margin (net interest income divided by average earning assets) was 4.07% for the nine months ended September 30, 2002 compared to the net interest margin of 4.25% for the nine months ended September 30, 2001.

         Interest income for the nine months ending September 30, 2002 was $3,930,822 compared to $3,790,692 for the same period in 2001. The volume of total earning assets increased from $64.6 million at September 30, 2001 to $86.6 million at September 30, 2002. The largest component of interest income was interest and fees on loans amounting to $3,053,788 for the nine months ended September 30, 2002 compared to $3,021,393 for the comparable prior year period. The overall rate on the loan portfolio decreased from 8.85% for the nine months ended September 30, 2001 to 7.36% for the nine month period ended September 30, 2002 as we encountered a period of low interest rates. The primary reason for a decrease in the interest earned on federal funds sold was a decrease in rates from 4.27% to 1.68%. The average balance of federal funds remained relatively constant with an increase of $66,929. Interest income on securities increased between the two periods as the average balances were significantly higher by about $11 million, but the yield fell from 5.84% to 4.28%.

         Interest expense decreased from $1,728,284 for the nine months ended September 30, 2001 to $1,287,812 for the nine months ended September 30, 2002 due to a decrease in average rates paid on liabilities from 4.55% to 2.45%. This decrease occurred even though the size of interest-bearing liabilities, primarily deposits, increased from $50.7 million to $70.0 million, an increase of 38%. Other interest-bearing borrowings increased due to a $2,500,000 loan from the Federal Home Loan Bank in April 2002 at the rate of 3.65%.

Non-interest Income
-------------------

         Non-interest income for the nine months ended September 30, 2002 was $811,081 compared to $466,616 for the same period in 2001. Of this total, $354,370 represented service charges on deposit accounts for the nine months ended September 30, 2002 compared to $310,705 for the comparable period in 2001. The increase in income from deposit service charges is due to the increase in the number of deposit customers. We had net gains on sale of securities of $86,886 for the nine months ended September 30, 2002 compared to net gains of $37,538 during the same period last year. Non-deposit fees from our financial services subsidiary were $186,038 through September 30, 2002 compared to $24,243 through the same period in 2001. The increase is due to the addition of personnel in the subsidiary who are primarily generating fees on insurance products. Prior to this, the subsidiary was primarily generating brokerage fees. The remaining $183,787 of other non-interest income for the nine months ended September 30, 2002 consisted of income generated from other fees charged such as brokered mortgage origination fees, check cashing fees, internet fees, ATM interchange fees, wire transfer fees and commissions on sale of checks to customers. The comparable amount for last year was $94,130. The leading cause of increase between the two periods is the income generated from brokered mortgages which increased this year over last year due to the decrease in mortgage interest rates. Brokered mortgage fees were $103,356 for the nine months ended September 30, 2002 compared to $37,914 the same period last year.

Non-interest Expense
--------------------

         Non-interest expense for the nine months ended September 30, 2002 and 2001 was $2,172,185 and $1,748,013, respectively, a 24% increase. The largest component of non-interest expense for the nine months ended September 30, 2002 and 2001 was salaries and employee benefits of $1,308,110 and $1,001,724, respectively. Salaries and employee benefits expense increased 31% due to the addition of several executive and other key employees as well as general merit increases, an increase in the matching on our 401(k) plan, more coverage on our group insurance plans, and an increase in the bonus accrual. Additionally, staff was added in association with the move to our new banking facility that occurred in the second quarter of 2001. Occupancy and equipment expense increased from $177,007 to $246,736, or 39%. The primary reason for the increase in occupancy and equipment expenses was depreciation and utility increases associated with the new office building. In addition, a refund of property taxes reduced occupancy and equipment expenses to uncharacteristically low levels in 2001. Consulting and professional fees increased from $96,220 to $113,469, or 18% due to legal fees paid in the normal course of business relating to collection of problem loans, increases in regulatory fees that are based on the bank's size, and due to general increases in audit and other consulting fees. General operating expenses increased from $283,517 to $306,562, or 8%, due mainly to increases in data processing, telephone, and postage expenses.

Provision for Loan Losses
-------------------------

         The provision for loan losses was $193,261 and $81,288, respectively, for the nine months ended September 30, 2002 and 2001, bringing the total reserve balance to $800,000 and $651,474 at September 30, 2002 and 2001, respectively. This amount represents 1.33% of gross loans at September 30, 2002, compared to 1.35% at September 30, 2001. It also reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $475,785 in loans that were classified as non-accrual at September 30, 2002 compared to $639,938 in non-accrual loans at September 30, 2001. The non-accrual balance at September 30, 2002 consisted primarily of loans that are either secured by real estate or guaranteed by a governmental agency. We have examined these loans and do not believe that our loss exposure would be material due to the collateral and guarantee involved. There were net charge-offs of $30,261 for the nine months ended September 30, 2002 and $1,872 for the nine months ended September 30, 2001.


BALANCE SHEET REVIEW

         Total consolidated assets grew by $15.1 million from $87,730,486 at December 31, 2001 to $102,808,729 at September 30, 2002. The increase was generated primarily through an increase of $11.4 million in deposits and $2.5 million in borrowings from the Federal Home Loan Bank (FHLB). This increase in funds allowed for the growth in net loans of $9.7 million. In addition, short-term investments increased $1.0 million and overnight Federal funds sold increased by $3.9 million.

Loans
-----

         Outstanding loans represent the largest component of earning assets as of September 30, 2002 at $59,275,174, or approximately 62% of total earning assets. Net loans increased $9,674,380, or 20%, since December 31, 2001.

         The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the nine months ended September 30, 2002 was 7.36% as compared to a yield of 8.77% for the year ended December 31, 2001.

         The principal components of our loan portfolio at September 30, 2002 and December 31, 2001, consisted of real estate loans comprising approximately 86.7% and 85.7% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

                                                                September 30, 2002               December 31, 2001
                                                                ------------------               -----------------
                                                              Amount            Percent       Amount              Percent
                                                              ------            -------       ------              -------

       Commercial and industrial                            $ 6,034,732          10.0%       $ 4,911,737            9.8%
       Real estate
            Mortgage - residential                           17,534,062          29.2%        13,650,406           27.1%
            Mortgage - commercial                            24,230,257          40.3%        19,859,456           39.5%
            Mortgage - construction & other                  10,376,280          17.2%         9,640,534           19.1%
       Consumer and other                                     1,974,546           3.3%         2,238,469            4.5%
                                                            -----------         ------       -----------          ------
                      Total loans                            60,149,877         100.0%        50,300,602          100.0%
         Allowance for loan losses                             (800,000)                        (637,000)
         Unearned fees                                          (74,703)                         (62,808)
                                                            -----------                      -----------
                      Total net loans                       $59,275,174                      $49,600,794
                                                            ===========                      ===========

Allowance for Loan Losses
-------------------------

         The allowance for loan losses at September 30, 2002 was $800,000, or 1.33% of loans outstanding, compared to an allowance of $637,000, or 1.27% of loans outstanding, at December 31, 2001. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The bank's policy has been to review the allowance for loan losses using a reserve factor for each type of loan. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of our bank's lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our bank's lenders, delinquency trends, and other factors.

Cash, Short-Term Investments and Securities
-------------------------------------------

         Cash (invested in overnight funds), short-term investments, and securities represented approximately 38% of earning assets at September 30, 2002, or $36,293,738. This represented an increase of $5.1 million from the December 31, 2001 balance of $31,168,270. The combined yield on invested cash, short-term investments and securities was 3.74% for the nine months ended September 30, 2002 compared to 4.85% for the year ended December 31, 2001. Short-term investments at September 30, 2002 and at December 31, 2001 consisted of commercial paper in another financial institution with balances of $1,988,139 and $971,889, respectively. Included in available-for-sale securities is $196,300 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $59,200 was purchased in the first quarter of 2002. This purchase was a requirement from the FHLB in order to borrow from them in the future.

Deposits and Other Borrowings
-----------------------------

         Our primary source of funds for loans and investments is deposits. Deposits grew $11,354,080, or 15%, since year-end 2001 for a total of $87,522,592 at September 30, 2002. The average rates paid on interest-bearing deposits were 2.43% and 4.89% at September 30, 2002 and December 31, 2001, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have seen a decrease in the price of our deposits due to declining rates in the general economy and in the local market.

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

         In the first quarter, an employee exercised stock options for which 1,764 shares of stock were issued. In the third quarter, another employee exercised stock options for which 3,205 shares of stock were issued.

Liquidity and Sources of Capital

         At September 30, 2002, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $13,736,519, representing 13.4% of total assets. Short-term investments and securities equaled $25,993,738, or 25.3% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the nine months ended September 30, 2002, total deposits increased by $11,354,080 representing an increase of 15%, or 20% on an annualized basis. Growth for the year thus far is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

         We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the bank maintains two unsecured lines of credit from correspondent banks, one in the amount of $2,400,000 and another for $1,800,000. The bank is also a member of the Federal Home Loan Bank (FHLB), from which additional applications may be made for borrowing capabilities, if needed.

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

         Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at September 30, 2002:

                                                Well-Capitalized    Minimum
                                  Ratio           Requirement      Requirement
                                  -----           -----------      -----------

Tier 1 capital                    11.10%           6.00%             4.0%
Total capital                     12.29%          10.00%             8.0%
Tier 1 leverage ratio              8.09%           5.00%             4.0%

Off-Balance Sheet Risk
----------------------

         Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $14,068,000 through various types of commercial lending arrangements and we had $576,000 in letters of credit issued. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Recently Issued Accounting Standards
------------------------------------

       Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)). Based on this evaluation, our principal executive officer and principal financial officer concluded that the effectiveness of such controls and procedures are adequate to timely alert them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

 None.

Item 5. Other Information
-------------------------

None.


Item 6. Exhibits and Report on Form 8-K
---------------------------------------

       (a) Exhibits List:  None.

       (b) Reports on Form 8-K -
       The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

       99.1 The Company filed a Form 8-K on August 9, 2002 to disclose that the Chief Executive Officer, Tommy B. Wessinger, and the Chief Financial Officer, Jean H. Covington, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                             People's Community Capital Corporation
                             --------------------------------------
                             (Registrant)


Date:  November 8, 2002      By: /s/ Tommy B. Wessinger
                                -----------------------------------------
                                Tommy B. Wessinger
                                Chief Executive Officer


                             By: /s/ Jean H. Covington
                                -----------------------------------------
                                Jean H. Covington
                                Principal Accounting and Chief Financial Officer

                      Certification by CEO

I, Tommy B. Wessinger, certify that:

1. I have reviewed this quarterly report on Form 10QSB of People's Community Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
                                     /s/ Tommy B. Wessinger
                                    -------------------------------------------
                                    Tommy B. Wessinger, Chief Executive Officer

                      Certification by CFO

I, Jean H. Covington, certify that:

1. I have reviewed this quarterly report on Form 10QSB of People's Community Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
                                      /s/ Jean H. Covington
                                     ------------------------------------------
                                     Jean H. Covington, Chief Financial Officer