Form 10KSB
period 2002-12-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2003-03-26
CIK 1037249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

 X       Annual Report under Section 13 or 15(d) of the Securities Exchange Act
----     of 1934 For the fiscal year ended December 31, 2002

         or

         Transition Report under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934
               For the transition period from          to
                                              --------    --------
                          Commission file no. 000-24099

                     PEOPLE'S COMMUNITY CAPITAL CORPORATION
                     --------------------------------------
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

                                 (803) 641-0142
                    ---------------------------------------
                 Issuer's Telephone Number, Including Area Code
        Securities registered pursuant to Section 12(b) of the Act: None.
    Securities registered pursuant to Section 12(g) of the Act: Common Stock.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.  Yes X   No
                                                                   ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's net income for its most recent fiscal year was $1,022,564. As of March 15, 2003, 1,098,283 shares of Common Stock were issued and outstanding.

     The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2003 was $9,928,542. This calculation is based upon an estimate of the fair market value of the Common Stock of $13.10 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

     Transitional Small Business Disclosure Format. (Check one): Yes    No X
                                                                    ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     The company's annual report to shareholders for the year ended December 31, 2002 is incorporated by reference in this Form 10-KSB as Part II, Items 6 and 7. The company's proxy statement for the annual meeting of shareholders to be held on April 30, 2003 is incorporated by reference in this Form 10-KSB as Part III, Items 9 through 12.

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

     o   changes in technology;

     o   changes in monetary and tax policies;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

     o   changes in the securities markets; and

     o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

     People's Community Capital Corporation was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. The company's wholly-owned subsidiary, People's Community Bank of South Carolina, commenced business on September 22, 1997 and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. The bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

     On December 1, 1999, People's Financial Services, Inc., a subsidiary of the bank, commenced operations at the holding company's headquarters. People's Financial Services is primarily engaged in providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

Location and Service Area

     The bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Aiken and North Augusta, South Carolina and the surrounding area. The company and the main Aiken office are located at 125 Park Avenue, S.W., Aiken, South Carolina 29801. The address of the Aiken branch office is 1715 Whiskey Road, Aiken, South Carolina 29803, and the address of the North Augusta branch office is 518 Georgia Avenue, North Augusta, South Carolina. The company's telephone number is (803) 641-0142.

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

     Over 100 different companies have manufacturing or industrial facilities in Aiken county, including Savannah River Site, the largest employer in the county, which is operated by Westinghouse Savannah River Company for the Department of Energy. The 1999 median household income in the county was $37,889, with 36.7% of the households having income in excess of $50,000.

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

     Real Estate Loans. One of the primary components of the bank's loan portfolio are loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans, including home equity loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are fixed or adjustable. The bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, typically does not exceed 80%. In addition, the bank typically requires personal guarantees of the principal owners of the property backed with a review by the bank of the personal financial statements of the principal owners. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The bank competes for real estate loans with a number of bank competitors that are well established in the Aiken County area. Most of these competitors have substantially greater resources and lending limits than the bank. As a result, the bank occasionally must charge a lower interest rate to attract borrowers. See "Competition." The bank also originates loans for sale into the secondary market. The bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

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

Other Banking Services

     Other bank services include safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with a shared network of automated teller machines that may be used by bank customers throughout South Carolina and other regions. The bank also offers credit card services through a correspondent bank as an agent for the bank. In addition, the bank offers internet banking and on-line bill payment services.

     On December 1, 1999, People's Financial Services, Inc., a subsidiary of the bank, commenced operations. It employs personnel that are located at both banking offices in Aiken. People's Financial Services is primarily engaged in providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

Competition

     The  banking  business  is  highly  competitive.  The  bank  competes  as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Aiken County area and elsewhere. As of December 31, 2002, there were 7 commercial banks (none of which are headquartered in Aiken County), one savings bank, and several credit unions operating in Aiken County. A number of these competitors are well established in the Aiken County area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services that the bank does not provide. As a result of these competitive factors, the bank may have to pay higher rates of interest to continue to attract deposits.

Employees

     The  bank  has  approximately  30  full-time  employees,   three  part-time
employees, and two part-time couriers. The company does not have any employees other than its officers.



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


USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

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

     Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds.
Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. New changes have been proposed recently regarding these assessments, including an increase in the amount of the FDIC insurance, but at this time it is not possible to predict whether the changes will be implemented or what their effect would be. Generally, we expect that increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

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

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
     o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

     Dividends. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The bank is authorized to pay  cash  dividends  up to 100% of net  income  in any  calendar  year  without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Regulations" below.

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

Item 2.  Description of Property
--------------------------------

     The company's headquarters and main banking office is located at 125 Park Avenue, SW, Aiken, South Carolina. The building has approximately 10,000 square feet with two drive through banking stations. The bank's other facility in Aiken is located about five miles away at 1715 Whiskey Road, Aiken, South Carolina. It is a 2,600 square foot facility with three drive-through banking stations and an automated teller machine. The North Augusta branch is approximately 15 miles away at 518 Georgia Avenue, North Augusta, South Carolina. The branch has 3,600 square feet and a 338 square foot drive-through banking facility with two drive-through stations. The North Augusta location also has an automated teller machine. The bank owns the property at all three locations.

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

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

     In response to this Item, certain information contained on page 42 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information
                                                                                             Number of securities
                                   Number of securities                                     remaining available for
                                       to be issued               Weighted-average           future issuance under
                                     upon exercise of             exercise price of        equity compensation plans
                                   outstanding options,         outstanding options,                  (c)
Plan Category                     warrants and rights(a)       warrants and rights (b)       (excluding securities
-------------                     -------------------          --------------------
                                                                                            reflected in column(a))
                                                                                            -----------------------
Equity compensation                       279,093                        $8.65                      4,981
plans approved by
security holders

Equity compensation                             0                            0                          0
plans not approved
by security holders

         Total                            279,093                        $8.65                      4,981

     On March 20, 2003, the company announced that it has authorized the repurchase of up to 10% of the outstanding shares of common stock in the company as of February 28, 2003. These purchases could total up to 109,800 shares over time and may be made through the open market or negotiated transactions, with the timing and terms of the repurchases to be determined by management from time to time based on market conditions.

Item 6.  Management's Discussion and Analysis
---------------------------------------------

     In response to this Item, the information contained on pages 5 through 18 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     In response to this Item, the information contained on pages 19 through 40 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         None.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003 is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

     In response to this Item, the information contained on page 6 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     In response to this Item, the information contained on page 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003 is incorporated herein by reference.

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

4.2    Form of Certificate of Common Stock (incorporated by reference to Exhibit
       4.2 of the Registration Statement on Form SB-2, File No. 333-25179).

10.1   People's   Community  Capital   Corporation  1998  Stock  Incentive  Plan
       (incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

13     The Company's 2002 Annual Report

21.1   Subsidiaries of the Company.

24     Power of Attorney (contained on the signature page hereof).

99.1   Press Release dated March 19, 2003

(b)    Reports on Form 8-K
       -------------------

     We filed a Form 8-K on November 8, 2002 to disclose that the Chief Executive Officer, Tommy B. Wessinger, and the Chief Financial Officer, Jean H. Covington, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures.

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

                                    PEOPLE'S COMMUNITY CAPITAL CORPORATION


Date: March 18, 2003                By:  /s/ Tommy B. Wessinger
                                         -----------------------------
                                         Tommy B. Wessinger
                                         Chief Executive Officer

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

      Signature                 Title                             Date
      ---------                 -----                             ----


/s/ Raymond D. Brown            Director                      March 18, 2003
--------------------------
Raymond D. Brown


--------------------------      Director
Anthony E. Jones


/s/ Thomas H. Lyles             President, Chief Operating    March 18, 2003
-----------------------------
   Thomas H. Lyles              Officer and Director


/s/ James D. McNair             Director, Vice Chairman       March 18, 2003
-----------------------------
James D. McNair

                                Director
-----------------------------
Clark D. Moore, M.D.


/s/ Russell D. Phelon           Director                      March 18, 2003
-----------------------------
Russell D. Phelon


/s/ Margaret Holley-Taylor      Director                      March 18, 2003
-----------------------------
Margaret Holley-Taylor


/s/ Donald W. Thompson          Director                      March 18, 2003
-----------------------------
Donald W. Thompson


/s/ John B. Tomarchio, M.D.     Director                      March 18, 2003
-----------------------------
John B. Tomarchio, M.D.

/s/ Tommy B. Wessinger          Director; Chairman; Chief     March 18, 2003
-----------------------------
Tommy B. Wessinger              Executive Officer (principal
                                executive officer)


/s/ Jean H. Covington           Chief Financial Officer       March 18, 2003
-----------------------------
Jean H. Covington               (principal financial officer)

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------

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

4.2    Form of Certificate of Common Stock (incorporated by reference to Exhibit
       4.2 of the Registration Statement on Form SB-2, File No. 333-25179).

10.1   People's   Community  Capital   Corporation  1998  Stock  Incentive  Plan
       (incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

13     The Company's 2002 Annual Report

21.1   Subsidiaries of the Company.

24     Power of Attorney (contained on the signature page hereof).

99.1   Press release dated March 19, 2003