Form 10KSB/A
period 2002-12-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2003-03-28
CIK 1037249

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A
(Mark One)

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

                                Explanatory Note

     This 10-KSB/A is being filed to add the Section 302 certifications which were inadvertently edgarized as correspondence rather than part of the original 10-KSB. No other changes have been made to the original 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEOPLE'S COMMUNITY CAPITAL CORPORATION


Date: March 28, 2003                By:  /s/ Tommy B. Wessinger
                                         -----------------------------
                                         Tommy B. Wessinger
                                         Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                 Title                             Date
      ---------                 -----                             ----


  *                             Director
--------------------------
Raymond D. Brown


--------------------------      Director
Anthony E. Jones


  *                             President, Chief Operating
-----------------------------
Thomas H. Lyles                 Officer and Director


  *                             Director, Vice Chairman
-----------------------------
James D. McNair

                                Director
-----------------------------
Clark D. Moore, M.D.


  *                             Director
-----------------------------
Russell D. Phelon


  *                             Director
-----------------------------
Margaret Holley-Taylor


  *                             Director
-----------------------------
Donald W. Thompson


  *                             Director
-----------------------------
John B. Tomarchio, M.D.

/s/ Tommy B. Wessinger          Director; Chairman; Chief     March 28, 2003
-----------------------------
Tommy B. Wessinger              Executive Officer (principal
                                executive officer)


  *                             Chief Financial Officer
-----------------------------
Jean H. Covington               (principal financial officer)



/s/ Tommy B. Wessinger
-----------------------------                                 March 28, 2003
*As Attorney-In-Fact

                                  Certification

I, Tommy B. Wessinger, certify that:

1. I have reviewed this annual report on Form 10-KSB of People's Community Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003

                                        /s/ Tommy B. Wessinger
                                       -----------------------------
                                       Tommy B. Wessinger
                                       President and Chief Executive Officer

                                  Certification

I, Jean H. Covington, certify that:

1. I have reviewed this annual report on Form 10-KSB of People's Community Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
                                       /s/ Jean H. Covington
                                       -----------------------------
                                       Jean H. Covington
                                       Chief Financial Officer

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

13 The Company's 2002 Annual Report (incorporated to Exhibit 13 to the Company's Form 10-KSB for the period ended December 31, 2002).

21.1 Subsidiaries of the Company. (incorporated to Exhibit 21 to the Company's Form 10-KSB for the period ended December 31, 2002).

24 Power of Attorney (incorporated to Exhibit 24 to the Company's Form 10-KSB for the period ended December 31, 2002).

99.1 Press Release filed on March 19, 2003 (incorporated to Exhibit 99.1 to the Company's Form 10-KSB for the period ended December 31, 2002).