Form 10QSB
period 2003-03-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2003-05-09
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended March 31, 2003.

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




     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,098,283 shares of common stock, par value $.01 per share, outstanding at May 8, 2003.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                     People's Community Capital Corporation
                           Consolidated Balance Sheets

                                                                                 March 31,            December 31,
                                                                                   2003                   2002
                                                                                   ----                   ----
                                                                                (Unaudited)            (Audited)

                                                       Assets
Cash and due from banks                                                        $  3,144,435           $  3,311,246
Federal funds sold                                                                8,456,000              7,209,000
Short-term investments                                                            2,935,729              1,989,500
Securities, available for sale (at fair value)                                   21,767,724             20,558,456
Securities, held to maturity (at amortized cost)                                  4,831,828              4,845,138
Loans receivable, net                                                            60,834,589             59,949,057
Properties and equipment, net                                                     3,031,573              3,061,141
Accrued interest receivable                                                         422,076                500,289
Other real estate owned                                                             378,880                378,880
Other assets                                                                        174,804                212,434
                                                                               ------------           ------------
         Total assets                                                          $105,977,638           $102,015,141
                                                                               ============           ============

                                        Liabilities and Shareholders' Equity
Liabilities:
     Non-interest bearing deposits                                             $ 13,734,206           $ 11,748,878
     Interest bearing deposits                                                   77,278,572             74,902,613
                                                                               ------------           ------------
         Total deposits                                                          91,012,778             86,651,491
     Accrued interest payable                                                        69,711                 71,151
     Federal Home Loan Bank advance                                               2,500,000              2,500,000
     Other borrowings                                                               271,025                954,590
     Accrued expenses and other liabilities                                         248,902                192,935
                                                                               ------------           ------------
         Total liabilities                                                       94,102,416             90,370,167
                                                                               ------------           ------------

Shareholders' equity:
     Common stock, $.01 par value; 10,000,000 shares authorized,
         1,098,283 shares issued at March 31, 2003 and 1,046,193
         at December 31, 2002                                                        10,983                 10,462
     Additional paid-in-capital                                                  11,025,904             10,411,763
     Retained earnings                                                              708,824              1,093,901
     Accumulated other comprehensive income                                         129,511                128,848
                                                                               ------------           ------------
         Total shareholders' equity                                              11,875,222             11,644,974
                                                                               ------------           ------------

         Total liabilities and shareholders' equity                            $105,977,638           $102,015,141
                                                                               ============           ============





          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                        Consolidated Statements of Income
                                   (Unaudited)
                                                                               For the three months
                                                                                  ended March 31,
                                                                               ---------------------
                                                                               2003             2002
                                                                               ----             ----
Interest income:
         Loans, including fees                                             $  999,298        $  980,850
         Federal funds sold                                                    23,232            20,592
         Securities, short-term investments, and cash                         189,517           265,792
                                                                           ----------        ----------
                  Total interest income                                     1,212,047         1,267,234
                                                                           ----------        ----------

Interest expense:
         Deposits                                                             336,944           464,381
         Other borrowings                                                      23,457             2,339
                                                                           ----------        ----------
                  Total interest expense                                      360,401           466,720
                                                                           ----------        ----------

Net interest income                                                           851,646           800,514
Provision for loan losses                                                      30,000            48,248
         Net interest income after provision                                  821,646           752,266
         for loan losses                                                   ----------        ----------

Non-interest income:
         Service charges on deposit accounts                                  140,308           136,381
         Gain on sale of securities                                            26,712                 -
         Insurance and brokerage commissions                                   29,118            34,651
         Other                                                                 90,172            55,958
                                                                           ----------        ----------
                  Total non-interest income                                   286,310           226,990
                                                                           ----------        ----------

Non-interest expenses:
         Salaries and employee benefits                                       449,780           397,514
         Occupancy and equipment                                               82,341            73,189
         Consulting and professional fees                                      67,278            53,502
         Customer related                                                      29,385            23,507
         General operating                                                     97,940           113,648
         Other                                                                 44,971            35,190
                                                                           ----------        ----------
                  Total non-interest expenses                                 771,695           696,550
                                                                           ----------        ----------

Income before income taxes                                                    336,261           282,706
Income tax provision                                                          104,083            89,413
                                                                           ----------        ----------
Net income                                                                 $  232,178        $  193,293
                                                                           ==========        ==========

Weighted average common shares outstanding:
         Basic                                                              1,082,077         1,094,932
         Diluted                                                            1,156,665         1,159,663

Earnings per share:
         Basic                                                             $      .21        $      .18
         Diluted                                                           $      .20        $      .17



          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                           For the three months
                                                             ended March 31,
                                                             ---------------
                                                            2003         2002
                                                            ----         ----

Net income                                              $ 232,178     $ 193,293

Other comprehensive income (loss), net of tax:
   Net change in unrealized gain (loss) on
   securities available for sale                           41,586       (37,399)

   Less: Reclassification adjustment for gains, net
   of taxes of $9,474 in 2003 and $0 in 2002               14,211            -
                                                        ---------     ---------

         Total other comprehensive income (loss)           27,375       (37,399)

Comprehensive income                                    $ 259,553     $ 155,894
                                                        =========     =========








          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                     For the three months
                                                                                       ended March 31,
                                                                                       ---------------
                                                                                  2003                2002
                                                                                  ----                ----

Operating activities:
    Net income                                                                $   232,178         $   193,293
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             47,742              52,141
         Provision for loan losses                                                 30,000              48,248
         Amortization of held to maturity investments                              13,310                   -
    Changes in deferred and accrued amounts:
         Other assets and accrued interest receivable                             115,843              (6,832)
         Accrued expenses and other liabilities                                    54,527              20,841
                                                                              -----------         -----------

                Net cash provided by operating activities                         493,600             307,691
                                                                              -----------         -----------

Investing activities:
    Activity in securities available for sale
         Sales                                                                  3,796,841                   -
         Purchases                                                             (7,894,500)                  -
         Maturities and calls                                                   2,889,054           1,167,707
    Net increase in short-term investments                                       (946,229)           (514,986)
    Purchases of property and equipment                                           (18,174)            (32,467)
    Loan originations and principal collections - net                            (915,532)         (4,537,829)
    Net increase in federal funds sold                                         (1,247,000)         (1,470,000)
                                                                              -----------         -----------

                Net cash used for investing activities                         (4,335,540)         (5,387,575)
                                                                              -----------         -----------

Financing activities:
    Issuance of stock                                                                   -              15,999
    Net increase in deposits                                                    4,361,287           4,136,191
    Net decrease in other borrowings                                             (683,565)                  -
    Payment of dividends                                                           (2,593)             (2,880)
                                                                              -----------         -----------

                Net cash provided by financing activities                       3,675,129           4,149,310
                                                                              -----------         -----------

                Net decrease in cash and due from banks                          (166,811)           (930,574)
Cash and due from banks at  beginning of period                                 3,311,246           3,043,209
                                                                              -----------         -----------
Cash and due from banks at end of period                                      $ 3,144,435         $ 2,112,635
                                                                              ===========         ===========

Supplemental disclosure:
    Cash paid during the period for interest                                  $   361,841         $   466,854
                                                                              -----------         -----------
    Income taxes paid                                                         $     2,292         $     6,500
                                                                              -----------         -----------
    Unrealized net gain (loss) on securities available for sale,
      net of income tax                                                       $    27,375         $   (37,399)
                                                                              -----------         -----------



          See accompanying Notes to Consolidated Financial Statements.

                     People's Community Capital Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.       Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 2002, included in the Company's Form 10-KSB for the year ended December 31, 2002.

Note 2.     Summary of organization

       People's Community Capital Corporation was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. Our wholly-owned subsidiary, People's Community Bank of South Carolina, commenced business on September 22, 1997, and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. Our bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

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

Note 3.       Stock option plan

       SFAS No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized.

       The Corporation sponsors a stock option plan (the Plan) for the benefit of the directors, officers and employees. The Board may grant up to 289,406 options (adjusted for 5% stock dividends issued March 2001, January 2002, and January 2003). The Corporation has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the proforma amounts indicated below:

                                                     For the three months ended
                                                              March 31,
                                                     --------------------------
                                                        2003            2002
                                                     ----------      ----------
       Net income - As reported                       $ 232,178      $ 193,293
       Net income - Proforma                            218,753        185,488
       Earnings per share - As reported
       Basic                                                .21            .18
       Diluted                                              .20            .17
       Earnings per share - Proforma
       Basic                                                .20            .17
       Diluted                                              .19            .16

       The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 4.77%, the expected option life was ten years, the assumed dividend rate was zero and the expected volatility was 8.0%.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

       We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. The significant accounting policies of the company are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our 10-KSB for that date.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

EARNINGS REVIEW

       Our net income for the first quarter of 2003 was $232,178 compared to $193,293 for the same period last year, an increase of 20%. The basic income per share increased to $.21 compared to $.18 for the same period in 2002. Weighted shares outstanding have been adjusted for the effect of a 5% stock dividend issued on January 29, 2003. The improvement in earnings reflects the continued growth in the level of earning assets since the bank commenced operations. The level of average earning assets was $96.3 million for the three months ended March 31, 2003 as compared to $81.5 million for the three months ended March 31, 2002.

       Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended March 31, 2003 and 2002. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                                      Three months ended March 31, 2003            Three months ended March 31, 2002
                                      ---------------------------------            ---------------------------------
                                  Average           Interest        Yield       Average          Interest          Yield
                                  Balance        Income/Expense     /Rate       Balance       Income/Expense       /Rate
                                  -------        --------------     -----       -------       --------------       -----
ASSETS
Cash                            $     3,827    $         4          0.42%     $    10,004      $       34          1.38%
Federal funds sold                7,959,948         23,232          1.18%       4,931,580          20,592          1.69%
Short-term investments            2,918,548         21,981          3.05%       1,315,213          13,494          4.16%
Securities                       25,243,496        167,532          2.69%      23,106,230         252,264          4.43%
Loans                            60,176,650        999,298          6.73%      52,129,788         980,850          7.63%
                                -----------    -----------                    -----------      ----------
Total earnings assets            96,302,469      1,212,047          5.10%      81,492,815       1,267,234          6.31%
                                -----------    -----------                    -----------      ----------

Cash and due from banks           2,554,590                                     2,228,401
Premises and equipment            3,051,083                                     3,167,770
Other assets                      1,277,729                                     1,190,049
Allowance for loan losses          (849,709)                                     (650,360)
                                -----------                                   -----------
         Total assets           102,336,162                                    87,428,675
                                ===========                                   ===========

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts             13,157,324         13,749          0.42%       9,070,991          12,340          0.55%
Money market accounts            11,964,891         29,504          1.00%      11,919,651          57,013          1.94%
Savings deposits                 12,878,021         43,684          1.38%      13,117,772          77,546          2.40%
Time deposits                    36,711,645        250,007          2.76%      31,628,920         317,482          4.07%
                                -----------    -----------                    -----------      ----------
    Total interest bearing
    deposits                     74,711,881        336,944          1.83%      65,737,334         464,381          2.86%
Interest-bearing borrowings       2,782,730         23,457          3.42%         682,196           2,339          1.39%
                                -----------    -----------                    -----------      ----------
    Total interest bearing
liabilities                      77,494,611        360,401          1.89%      66,419,530         466,720          2.85%
                                -----------    -----------                    -----------      ----------

Demand deposits                  12,876,321                                    10,251,604
Other liabilities                   314,887                                       188,498
Shareholders' equity             11,650,343                                    10,569,043
                              -------------                                  ------------
    Total liabilities &
shareholders' equity          $ 102,336,162                                  $ 87,428,675
                              =============                                  ============

Net interest spread                                                 3.21%                                          3.46%

Net interest income/margin                     $   851,646          3.59%                      $  800,514          3.98%
                                               ===========                                     ==========

       Net interest income was $851,646 for the three months ended March 31, 2003 as compared to $800,514 for the three months ended March 31, 2002, representing a 6% increase. The net interest margin (net interest income divided by average earning assets) was 3.59% for the three months ended March 31, 2003 compared to the net interest margin of 3.98% for the three months ended March 31, 2002. The decline in net interest margin is due to the lower yield realized as interest rates continued to decline. Rates paid on deposits also decreased, but the volume of earning assets exceeded the volume of interest bearing liabilities, having the effect of a net decrease in margins.

       Interest income for the first three months of 2003 was $1,212,047 compared to $1,267,234 for the same period in 2002. The volume of average earning assets increased by approximately $15 million between the two periods, however interest income declined because the average rate earned on assets decreased from 6.31% to 5.10%. The largest component of interest income was interest and fees on loans amounting to $999,298 for the three months ended March 31, 2003 compared to $980,850 for the comparable prior year period. The average loan balance increased by $8 million. The overall rate on the loan portfolio decreased from 7.63% for the three months ended March 31, 2002 to 6.73% for the three-month period ended March 31, 2003. Interest earned on federal funds sold increased slightly from $20,592 for the first quarter of 2002 to $23,232 for the first quarter of 2003 as the average balance increased by $3 million but the average rate fell from 1.69% to 1.18%. The securities, short-term investments portfolio, and interest-earning cash earned $265,792 for the first three months of 2002 with a yield of 4.41%. For the first three months of 2003, these investments earned $189,517 with a yield of 2.73%. The average balance outstanding increased from $24,431,447 to $28,165,871, an increase of approximately $3.7 million.

       Interest expense decreased from $466,720 for the three months ended March 31, 2002 to $360,401 for the three months ended March 31, 2003. The decrease was the direct result of the decrease in rates paid on deposits and other liabilities, from an average of 2.85% for the first quarter last year to a rate of 1.89% this year. Actual interest-bearing liabilities, primarily deposits, increased from $66,419,530 to $77,494,611, an increase of 17%.

Non-interest Income
-------------------

       Non-interest income for the three-month period ended March 31, 2003 was $286,310 compared to $226,990 for the same period in 2002. Of this total, $140,308 represented service charges on deposit accounts for the three months ended March 31, 2003 compared to $136,381 for the comparable period in 2002. There were gains on sale of securities for the first quarter of 2003 of $26,712. There were no comparable gains in the first quarter of 2002. Insurance and brokerage commissions generated by our subsidiary were $29,118 for the first quarter of 2003 compared to $34,651 for the first quarter of 2002. The $90,172 of other non-interest income for the first three months of 2003 was income generated from other fees charged including brokered mortgage fees. Income generated from other fees was $55,958 last year for the first quarter. In 2003, the brokered mortgage origination fees were $43,904 compared to $26,839 for the same period last year as customers continued to take advantage of lower rates to refinance their home loans.

Non-interest Expense
--------------------

       Non-interest expense for the three-month periods ended March 31, 2003 and 2002 was $771,695 and $696,550, respectively. The largest component of non-interest expense was salaries and employee benefits of $449,780 and $397,514, respectively, representing a 13% increase. This increase is the result of general increases in salaries and benefits as well as expenses paid pursuant to a severance agreement. Consulting and professional fees increased from $53,502 to $67,278, or 26%, primarily due to legal services performed in connection with a real estate foreclosure. Without the additional severance expense and legal fees paid in the first quarter, non-interest expenses would have only increased approximately 5% from the first quarter of 2002 to the first quarter of 2003.

Provision for Loan Losses
-------------------------

       The provision for loan losses was $30,000 and $48,248, respectively, for the first three months of 2003 and 2002, bringing the total reserve balance to $870,000 and $685,000 at March 31, 2003 and 2002, respectively. This amount represents 1.41% of gross loans at March 31, 2003, compared to 1.25% at March 31, 2002. It also reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $532,478 in loans that were classified as non-accrual at March 31, 2002 compared to $100 in non-accrual loans at March 31, 2003. The non-accrual balance at March 31, 2002 resulted in the foreclosure of real estate now shown on the balance sheet as other real estate owned in the amount of $378,880. There were no charge-offs for the period ended March 31, 2003 and net charge-offs were $248 for the period ended March 31, 2002.

BALANCE SHEET REVIEW

       Total consolidated assets grew by $3,962,497 from $102,015,141 at December 31, 2002 to $105,977,638 at March 31, 2003. The increase was generated primarily through a $4,361,287 increase in deposits. This increase in deposits was the source of funding for increases in net loans, in federal funds sold, in short-term investments, and in the securities portfolio. We purchased $77,900 of stock in the Federal Home Loan Bank to satisfy minimum stock ownership requirements during the first quarter of 2003.

Loans
-----

       Outstanding loans represent the largest component of earning assets as of March 31, 2003 at $60,834,589, or approximately 62% of total earning assets. Net loans increased $885,532, or 1.5%, since December 31, 2002. The decline in loan growth is indicative of the slowing economy.

       The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the period ended March 31, 2003 was 6.73% as compared to a yield of 7.24% for the year ended December 31, 2002.

       The principal components of our loan portfolio at March 31, 2003 and December 31, 2002, consisted of real estate loans comprising approximately 87.5% and 86.7% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component.

The following table shows the composition of the loan portfolio by category.

                                                                     March 31, 2003                December 31, 2002
                                                                     --------------                -----------------
                                                            Amount             Percent       Amount             Percent
                                                            ------             -------       ------             -------

       Commercial, financial & agricultural                 $ 5,889,209           9.5%         $ 6,262,045        10.3%
       Real estate
            Mortgage - residential                           17,502,845          28.3%          18,045,181        29.6%
            Mortgage - commercial                            36,319,268          58.8%          34,397,045        56.5%
            Other                                               271,014           0.4%             377,190         0.6%
       Consumer and other                                     1,801,795           2.9%           1,779,141         2.9%
       Other                                                     19,870           0.1%              15,714         0.1%
                                                           ------------         ------        ------------       ------
                      Total loans                            61,804,001         100.0%          60,876,316       100.0%
         Allowance for loan losses                             (870,000)                          (840,000)
         Unearned fees                                          (99,412)                           (87,259)
                                                           ------------                        -----------
                      Total net loans                       $60,834,589                        $59,949,057
                                                            ===========                        ===========

Allowance for Loan Losses
-------------------------

       The allowance for loan losses at March 31, 2003 was $870,000, or 1.41% of loans outstanding, compared to an allowance of $840,000, or 1.38% of loans outstanding, at December 31, 2002. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The bank's policy has been to review the allowance for loan losses using a reserve factor for each type of loan since there have been few delinquencies and little charge-off activity since the bank's inception. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of our bank's lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our bank's lenders, delinquency trends, and other factors. The bank's general strategy is to maintain a minimum coverage of a certain percentage of gross loans until it has sufficient historical data and trends available.

Short-Term Investments and Securities
-------------------------------------

       Short-term investments and securities represented 30% of earning assets at March 31, 2003, or $29,535,281. This represented an increase of $2,142,187 from the December 31, 2002 balance of $27,393,094. The combined yield on short-term investments and securities was 2.73% for the three months ended March 31, 2003 compared to 3.97% for the year ended December 31, 2002. Short-term investments at March 31, 2003 and at December 31, 2002 consisted of commercial paper in another financial institution with balances of $2,935,729 and $1,989,500, respectively. Included in available-for-sale securities is $274,200 of stock purchased in the Federal Home Loan Bank of Atlanta, of which $77,900 was purchased in the first quarter of 2003. This purchase was a requirement from the FHLB as a condition of membership. A portion of our securities portfolio has been classified as held to maturity and is recorded at amortized cost. The available for sale portfolio is recorded at fair value.

Deposits
--------

       Our primary source of funds for loans and investments is deposits. Deposits grew $4,361,287, or 5%, since year-end 2002 for a total of $91,012,778 at March 31, 2003. The average rates paid on interest-bearing deposits were 1.83% and 2.31% at March 31, 2003 and December 31, 2002, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have seen a decrease in the price of our deposits due to declining rates in the general economy and in the local market.

Shareholders' Equity
--------------------

       The Board of Directors declared a 5% stock dividend which was issued on January 29, 2003 to shareholders of record on January 15, 2003. The number of shares issued was 52,090 with a market value of $11.80 for a total decrease in retained earnings of $614,662. Cash paid in lieu of stock for fractional shares totaled $2,593.

Liquidity and Sources of Capital
--------------------------------

       At March 31, 2003, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $11,600,435, representing 10.9% of total assets. Short-term investments and securities equaled $29,535,281, or 27.9% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the three-month period ended March 31, 2003, total deposits increased by $4,361,287 representing an increase of 5%, or 20% on an annualized basis. Growth for the first quarter of the year is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

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

       Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at March 31, 2003:


                                              Well-Capitalized        Minimum
                            Ratio               Requirement         Requirement
                            -----               -----------         -----------

Tier 1 capital              11.40%                 6.00%                4.0%
Total capital               12.64%                10.00%                8.0%
Tier 1 leverage ratio        8.11%                 5.00%                4.0%

Off-Balance Sheet Risk
----------------------

       Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $15,604,000 through various types of commercial lending arrangements and we had $515,000 in letters of credit issued. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Industry Developments
---------------------

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

       From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

Item 3.  Internal Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Not Applicable

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

         (a) Exhibits:

         Exhibit  Description

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K -

         The following reports were filed on Form 8-K during the first quarter ended March 31, 2003:

         99.1 The Company filed a Form 8-K on March 26, 2003 to disclose that the Chief Executive Officer, Tommy B. Wessinger, and the Chief Financial Officer, Jean H. Covington, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             People's Community Capital Corporation
                             --------------------------------------
                             (Registrant)


Date:    May 8, 2003         By:  /s/ Tommy B. Wessinger
                                -----------------------------------
                                Tommy B. Wessinger
                                Chief Executive Officer


                             By:  /s/ Jean H. Covington
                                -----------------------------------
                                Jean H. Covington
                                Principal Accounting and Chief Financial Officer

                              Certification by CEO
                              --------------------

I, Tommy B. Wessinger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of People's Community Capital Corporation;

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

Date: May 8, 2003
                                   /s/ Tommy B. Wessinger
                                   ----------------------------------
                                   Tommy B. Wessinger, Chief Executive Officer

                              Certification by CFO
                              --------------------

I, Jean H. Covington, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of People's Community Capital Corporation;

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

Date: May 8, 2003
                                     /s/ Jean H. Covington
                                   ----------------------------------
                                   Jean H. Covington, Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number     Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.