Form 10QSB
period 2003-06-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2003-08-11
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___________ to _____________

Commission file number 333-25179

PEOPLE'S COMMUNITY CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

SOUTH CAROLNA	58-2287073
(State of Incorporation)	(I.R.S. Employer Identification No.)

125 PARK AVENUE, S.W., AIKEN, SOUTH CAROLINA 29801
(Address of principal executive offices)   (Zip Code)

(803) 641-0142
(Issuer's Telephone Number, Including Area Code)

NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,099,483 shares of common stock, par value $.01 per share, outstanding as of August 8, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

People’s Community Capital Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,022,913	$3,311,246
Federal funds sold	6,414,000	7,209,000
Short-term investments	2,924,850	1,989,500
Investment securities - available for sale	24,993,659	20,558,456
Investment securities - held to maturity (market value of $5,066,878
and $4,988,839 at June 30, 2003 and December 31, 2002, respectively)	4,818,518	4,845,138
Loans receivable, net	62,287,720	59,949,057
Properties and equipment, net	2,999,426	3,061,141
Accrued interest receivable	493,345	500,289
Other real estate owned	378,880	378,880
Other assets	151,841	212,434

Total assets	$109,485,152	$102,015,141

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$14,943,241	$11,748,878
Interest bearing deposits	78,947,086	74,902,613

Total deposits	93,890,327	86,651,491
Accrued interest payable	66,086	71,151
Federal Home Loan Bank advance	2,500,000	2,500,000
Other borrowings	676,803	954,590
Accrued expenses and other liabilities	161,127	192,935

Total liabilities	97,294,343	90,370,167

Shareholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized,
1,098,283 shares issued at June 30, 2003 and 1,046,193 at
December 31, 2002	10,983	10,462
Additional paid-in-capital	11,025,904	10,411,763
Retained earnings	1,005,318	1,093,901
Accumulated other comprehensive income	148,604	128,848

Total shareholders' equity	12,190,809	11,644,974

Total liabilities and shareholders' equity	$109,485,152	$102,015,141

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Income
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$1,011,849	$1,023,223	$2,011,147	$2,004,073
Federal funds sold	25,105	23,705	48,337	44,297
Securities, short-term investments, and cash	220,856	281,126	410,373	546,918

Total interest income	1,257,810	1,328,054	2,469,857	2,595,288

Interest expense:
Deposits	327,561	398,958	664,505	863,339
Other borrowings	23,737	21,154	47,194	23,493

Total interest expense	351,298	420,112	711,699	886,832

Net interest income	906,512	907,942	1,758,158	1,708,456
Provision for loan losses	29,197	72,249	59,197	120,497

Net interest income after provision
for loan losses	877,315	835,693	1,698,961	1,587,959

Non-interest income:
Service charges on deposit accounts	144,619	116,375	284,927	252,756
Gain on sale of securities	41,282	11,338	67,994	11,338
Insurance and brokerage commissions	15,340	75,595	44,458	110,246
Other	75,305	55,611	165,477	111,569

Total non-interest income	276,546	258,919	562,856	485,909

Non-interest expenses:
Salaries and employee benefits	396,430	442,924	846,210	840,438
Occupancy and equipment	91,205	82,902	173,546	156,091
Consulting and professional fees	28,591	24,830	95,869	78,332
Customer related	28,449	26,586	57,834	50,093
General operating	103,683	92,181	201,623	205,829
Other	51,414	47,427	96,385	82,617

Total non-interest expenses	699,772	716,850	1,471,467	1,413,400

Income before income taxes	454,089	377,762	790,350	660,468
Income tax provision	157,595	128,612	261,678	218,025

Net income	$296,494	$249,150	$528,672	$442,443

Weighted average common shares outstanding:
Basic	1,098,283	1,095,137	1,090,225	1,094,738
Diluted	1,194,449	1,153,028	1,175,627	1,154,333
Earnings per share:
Basic	$.27	$.23	$.48	$.40
Diluted	$.25	$.22	$.45	$.38

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002
Net income	$296,494	$249,150	$528,672	$442,443
Other comprehensive income, net of tax:
Net change in unrealized gain on
securities available for sale	43,862	174,573	60,552	137,174
Less reclassification adjustment for realized gains	(24,769)	(7,483)	(40,796)	(7,483)

Total other comprehensive income	19,093	167,090	19,756	129,691

Comprehensive income	$315,587	$416,240	$548,428	$572,134

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months
	ended June 30,
	2003	2002
Operating activities:
Net income	$528,672	$442,443
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	96,125	98,643
Provision for loan losses	59,197	120,497
Amortization of held to maturity investments	26,620	-
Changes in deferred and accrued amounts:
Other assets and accrued interest receivable	67,537	(73,574)
Accrued expenses and other liabilities	(36,873)	176,413

Net cash provided by operating activities	741,278	764,422

Investing activities:
Activity in securities available for sale:
Sales	6,433,700	505,912
Purchases	(15,719,301)	(4,124,688)
Maturities and calls	4,870,154	2,404,053
Net increase in short-term investments	(935,350)	(514,986)
Purchases of property and equipment	(34,410)	(46,723)
Loan originations and principal collections - net	(2,397,860)	(6,165,372)
Net decrease (increase) in federal funds sold	795,000	(211,000)

Net cash used for investing activities	(6,988,067)	(8,152,804)

Financing activities:
Issuance of stock	-	15,999
Net increase in deposits	7,238,836	4,387,511
Net (decrease) increase in other borrowings	(277,787)	2,304,270
Cash in lieu of fractional shares	(2,593)	(2,880)

Net cash provided by financing activities	6,958,456	6,704,900

Net increase (decrease) in cash and due from banks	711,667	(683,482)
Cash and due from banks at beginning of period	3,311,246	3,043,209

Cash and due from banks at end of period	$4,022,913	$2,359,727

Supplemental disclosure:
Cash paid during the period for interest	$716,764	$900,838

Income taxes paid	$263,172	$142,962

Unrealized net gain on securities available for sale, net of income tax	$19,756	$129,691

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of Amercia for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company’s fiscal year ended December 31, 2002, included in the Company’s Form 10-KSB for the year ended December 31, 2002.

Note 2. Summary of organization

        People’s Community Capital Corporation was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. Our wholly-owned subsidiary, People’s Community Bank of South Carolina, commenced business on September 22, 1997, and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. Our bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

        The second banking center located in Aiken was opened on September 8, 1998 in leased offices that were the headquarters of the holding company. In May 2001, we moved our banking center and holding company headquarters to a newly constructed building nearby. At this time, the downtown Aiken location of our bank became the main office.

        In December 1999, our bank formed a subsidiary, People’s Financial Services, Inc., for the purpose of providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

        In June 2003, we opened a loan production office in rented space in Charleston, South Carolina. The purpose of this office is to solicit loans, primarily in the real estate construction market.

Note 3. Stock option plan

        SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized.

        The Company sponsors a stock option plan (the Plan) for the benefit of the directors, officers and employees. The Board may grant up to 289,406 options (adjusted for 5% stock dividends issued March 2001, January 2002, and January 2003). During the first quarter of 2003, the Board granted 15,000 stock options at an exercise price of $12.90 that vest over the next two years and expire in 2013. During the second quarter of 2003, the Board granted 1,500 stock options at an exercise price of $15.00 which vest over three years and expire in 2013. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income - As reported	$296,494	$249,150	$528,672	$442,443
Net income - Proforma	$293,372	$241,345	$512,125	$426,833
Earnings per share - As reported
Basic	$.27	$.23	$.48	$.40
Diluted	$.25	$.22	$.45	$.38
Earnings per share - Proforma
Basic	$.27	$.22	$.47	$.39
Diluted	$.25	$.21	$.44	$.37

        The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 4.77%, the expected option life was ten years, the assumed dividend rate was zero and the expected volatility was 8.0%.

Note 4. Recently issued accounting standards

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 which had no impact on the financial condition or operating results of the Company.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

        In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor’s balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

Item 2. Management’s Discussion and Analysis.

        This discussion and analysis is intended to assist the reader in understanding our financial condition and results of operations.

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW – Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

        Our net income for the second quarter of 2003 was $296,494 compared to $249,150 for the same period last year, an increase of 19%. The basic income per share increased to $.27 compared to $.23 for the same period in 2002. Weighted shares outstanding have been adjusted for the effects of stock dividends paid in 2002 and 2003. The improvement in earnings between the two quarters under comparison can be attributed to a decrease in the provision for loan losses, an increase in non-interest income and a decrease in non-interest expense. The net interest income for the two periods remained substantially unchanged even though the earning assets have increased. The level of average earning assets was $101.4 million for the three months ended June 30, 2003 as compared to $87.4 million for the three months ended June 30, 2002 while the average rate on earning assets fell from 6.08% to 4.98% for the two periods under comparison.

        Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended June 30, 2003 and 2002. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three months ended June 30, 2003			Three months ended June 30, 2002
	Average	Interest	Yield	Average	Interest	Yield
	Balance	Income/Expense	/Rate	Balance	Income/Expense	/Rate
ASSETS
Federal funds sold	$8,665,468	$25,105	1.16%	$5,609,139	$23,705	1.69%
Cash & short-term investments	2,931,860	22,382	3.06%	1,489,707	13,409	3.60%
Securities	28,132,797	198,474	2.83%	24,444,375	267,717	4.38%
Loans	61,664,829	1,011,849	6.58%	55,814,645	1,023,223	7.33%

Total earnings assets	101,394,954	1,257,810	4.98%	87,357,866	1,328,054	6.08%

Cash and due from banks	2,264,596			2,271,384
Premises and equipment	3,020,547			3,147,433
Other assets	1,633,961			1,199,328
Allowance for loan losses	(877,010)			(708,708)

Total assets	107,437,048			93,267,303

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts	15,143,634	14,292	0.38%	10,737,204	14,638	0.55%
Money market accounts	11,693,915	27,841	0.95%	12,662,391	54,341	1.72%
Savings deposits	12,603,937	43,248	1.38%	13,419,119	63,964	1.91%
Time deposits	38,642,071	242,180	2.51%	31,417,344	266,015	3.39%

Total interest bearing deposits	78,083,557	327,561	1.68%	68,236,058	398,958	2.34%
Interest-bearing borrowings	2,745,337	23,737	3.47%	2,350,638	21,154	3.60%

Total interest bearing liabilities	80,828,894	351,298	1.74%	70,586,696	420,112	2.38%

Demand deposits	14,482,286			11,719,842
Other liabilities	287,050			206,457
Shareholders' equity	11,838,818			10,754,308

Total liabilities &
shareholders'equity	$107,437,048			$93,267,303

Net interest spread			3.24%			3.70%
Net interest income/margin		$906,512	3.59%		$907,942	4.16%

        Net interest income was $906,512 for the three months ended June 30, 2003 as compared to $907,942 for the three months ended June 30, 2002. The net interest margin (net interest income divided by average earning assets) was 3.59% for the three months ended June 30, 2003 compared to the net interest margin of 4.16% for the three months ended June 30, 2002. The decline in net interest margin is the result of the lower net yield realized as the prime rate of interest has decreased from 9.00% beginning in early 2001 to current rate of 4.00% as of July 30, 2003.

        Interest income for the second quarter of 2003 was $1,257,810 compared to $1,328,054 for the same period in 2002. The volume of total earnings assets increased by approximately $14 million between the two periods, however the average rate earned on assets decreased from 6.08% to 4.98%. The largest component of interest income was interest and fees on loans amounting to $1,011,849 for the quarter ended June 30, 2003 compared to $1,023,223 for the comparable prior year period. The average balance in loans outstanding increased by $5.8 million. The overall rate on the loan portfolio decreased from 7.33% for the three months ended June 30, 2002 to 6.58% for the three-month period ended June 30, 2003. The securities portfolio earned $198,474 for the second quarter of 2003 with a yield of 2.83%. For the second quarter of 2002, the portfolio earned $267,717 with a yield of 4.38%. The average balance outstanding increased from $24,444,375 to $28,132,797, an increase of $3.7 million.

        Interest expense decreased from $420,112 for the three months ended June 30, 2002 to $351,298 for the three months ended June 30, 2003. The decrease was the direct result of the decrease in rates paid on deposits and other liabilities, from an average of 2.38% for the second quarter last year to an average rate of 1.74% this year. Actual interest-bearing liabilities, primarily deposits, increased from $70,586,696 to $80,828,894, an increase of 15%.

Non-interest Income

        Non-interest income for the three-month period ended June 30, 2003 was $276,546 compared to $258,919 for the same period in 2002. Of this total, $144,619 represented service charges on deposit accounts for the three months ended June 30, 2003 compared to $116,375 for the comparable period in 2002. The increase in income from deposit service charges is due to the increase in the number of deposit accounts. We had net gains on sale of securities of $41,282 for the period ended June 30, 2003 compared to a net gain of $11,338 in the same period last year. Fees from our financial services’ subsidiary decreased in the period from $75,595 in the second quarter of 2002 to $15,340 in the same quarter this year. Low interest rates had a direct bearing on the annuity products’ sales. The $75,305 of other non-interest income for the second quarter of 2003 was income generated from other fees charged, the largest of which was brokered mortgage fees amounting to $43,435. For the same period in 2002, other income amounted to $55,611, of which $29,196 was brokered mortgage fees.

Non-interest Expense

        Non-interest expense for the quarters ended June 30, 2003 and 2002 were $699,772 and $716,850, respectively, a difference of $17,078, or 2%. Salaries and employee benefits, the largest component of noninterest expense, totaled $396,430 for the second quarter of 2003 compared to $442,924 for the second quarter of 2002, a decrease of $46,494, or 12%. This decrease for the quarter was due primarily to temporarily unfilled positions within the bank, however, on a year to date basis, salaries and employee benefits are basically unchanged from the previous year to date period under comparison. Other non-interest expenses were higher due to the continued growth of the bank.

EARNINGS REVIEW – Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

        Our net income for the six months ended June 30, 2003 was $528,672 compared to $442,443 for the same period last year. The basic income per share increased to $.48 compared to $.40 for the same period in 2002, as adjusted for the stock dividends paid in 2002 and 2003. This improvement in earnings is primarily the result of lesser provisions in 2003 to the loan loss reserve and improvements in non-interest income. The level of average earning assets was $98.9 million for the six months ended June 30, 2003 as compared to $84.4 million for the six months ended June 30, 2002. However, the average yield on earning assets fell from 6.15% to 5.04% between the two periods under comparison as market interest rates continued to decline.

        The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2003 and 2002, along with average balances and the related interest income and interest expense amounts.

	Six months ended June 30, 2003			Six months ended June 30, 2002
	Average	Interest	Yield	Average	Interest	Yield/
	Balance	Income/Expense	/Rate	Balance	Income/Expense	Rate
ASSETS
Federal funds sold	$8,315,399	$48,337	1.17%	$5,272,258	$44,297	1.68%
Cash and short-term investments	2,927,112	44,366	3.06%	1,407,442	26,937	3.83%
Securities	26,695,250	366,007	2.76%	23,779,400	519,981	4.37%
Loans	60,924,853	2,011,147	6.66%	53,949,837	2,004,073	7.43%

Total earning assets	98,862,614	2,469,857	5.04%	84,408,937	2,595,288	6.15%

Cash and due from banks	2,408,820			2,250,011
Premises and equipment	3,035,732			3,157,546
Other assets	1,456,878			1,226,717
Allowance for loan losses	(863,435)			(679,695)

Total assets	104,900,609			90,363,516

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts	14,155,966	28,041	0.40%	9,908,700	26,978	0.54%
Money market accounts	11,828,655	57,346	0.98%	12,293,073	111,354	1.81%
Savings deposits	12,740,222	86,932	1.38%	13,269,278	141,509	2.13%
Time deposits	37,682,191	492,186	2.63%	31,522,548	583,498	3.70%

Total interest bearing deposits	76,407,034	664,505	1.75%	66,993,599	863,339	2.58%
Interest-bearing borrowings	2,763,930	47,194	3.44%	1,521,026	23,493	3.09%

Total interest-bearing liabilities	79,170,964	711,699	1.81%	68,514,625	886,832	2.59%

Demand deposits	13,683,743			10,989,752
Other liabilities	300,824			197,529
Shareholders' equity	11,745,078			10,661,610

Total liabilities &
shareholders equity	$104,900,609			$90,363,516

Net interest spread			3.23%			3.56%
Net interest income/margin		$1,758,158	3.59%		$1,708,456	4.05%

        Net interest income was $1,758,158 for the six months ended June 30, 2003 as compared to $1,708,456 for the six months ended June 30, 2002. The net interest margin (net interest income divided by average earning assets) was 3.59% for the six months ended June 30, 2003 compared to the net interest margin of 4.05% for the six months ended June 30, 2002.

        Interest income for the first six months of 2003 was $2,469,857 compared to $2,595,288 for the same period in 2002. The volume of total earning assets increased from $84.4 million at June 30, 2002 to $98.9 million at June 30, 2003, however the average rate earned on assets decreased from 6.15% to 5.04%. The largest component of interest income was interest and fees on loans amounting to $2,011,147 for the six months ended June 30, 2003 compared to $2,004,073 for the comparable prior year period. The overall rate on the loan portfolio decreased from 7.43% for the six months ended June 30, 2002 to 6.66% for the six month period ended June 30, 2003 as we encountered a period of falling interest rates. Average loan balances, however, increased by approximately $7 million. The balance in federal funds sold increased by approximately $3 million, but the average yield fell from 1.68% to 1.17% resulting in very little change in interest earned on federal funds sold. Interest income on securities decreased between the two periods as the average balances were higher by about $3 million, but the yield fell from 4.37% to 2.76%.

        Interest expense decreased from $886,832 for the six months ended June 30, 2002 to $711,699 for the six months ended June 30, 2003 due to a decrease in average rates paid on liabilities from 2.59% to 1.81%. This decrease occurred even though the size of interest-bearing liabilities, primarily deposits, increased from $68.5 million to $79.2 million, an increase of 16%.

Non-interest Income

        Non-interest income for the six month period ended June 30, 2003 was $562,856 compared to $485,909 for the same period in 2002. Of this total, $284,927 represented service charges on deposit accounts for the six months ended June 30, 2003 compared to $252,756 for the comparable period in 2002. The increase in income from deposit service charges is due to the increase in the number of deposit accounts. We had a gain on sale of securities of $67,994 this year compared to a gain of $11,338 during the same period last year. Fees generated from our financial services’ subsidiary declined from $110,246 for the first half of 2002 to $44,458 for the first half of 2003. Low interest rates had a direct bearing on the annuity products’ sales. The remaining $165,477 of other non-interest income for the first half of 2003 consisted of income generated from other fees charged such as brokered mortgage origination fees, check cashing fees, internet fees, and commissions on sale of checks to customers. The comparable amount for last year was $111,569. The leading cause of increase between the two periods is fees earned on brokered mortgage transactions which were $87,339 for the six months ended June 30, 2003 compared to $56,035 for the same period in 2002.

Non-interest Expense

        Non-interest expense for the six month periods ended June 30, 2003 and 2002 were $1,471,467 and $1,413,400, respectively, a 4% increase. The largest component of non-interest expense, salaries and employee benefits, increased only slightly from $840,438 for the six months ended June 30, 2002 to $846,210 for the six months ended June 30, 2003. Other non-interest expenses increased due to the continued growth of the bank.

Provision for Loan Losses

        The provision for loan losses was $59,197 and $120,497, respectively, for the first six months of 2003 and 2002, bringing the total reserve balance to $900,000 and $755,000 at June 30, 2003 and 2002, respectively. This amount represents 1.42% of gross loans at June 30, 2003, compared to 1.34% at June 30, 2002. It reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. The reserve has specifically been increased in relation to gross loans due to the uncertainty that may exist in our portfolio with regards to current economic conditions existing in our market. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $1,861 in loans that were classified as non-accrual at June 30, 2003 compared to $511,707 in non-accrual loans at June 30, 2002. The non-accrual balance at June 30, 2002 consisted primarily of loans that were either secured by real estate or guaranteed by a governmental agency. The non-accrual balance at June 30, 2002 resulted in part in a foreclosure of real estate now shown on the balance sheet as other real estate owned in the amount of $378,880. There were net recoveries of $802 for the six months ended June 30, 2003 and $2,497 of net charge-offs for the six months ended June 30, 2002.

BALANCE SHEET REVIEW

        Total consolidated assets grew by $7.5 million from $102,015,141 at December 31, 2002 to $109,485,152 at June 30, 2003. The increase was generated primarily through an increase of $7.2 million in deposits. This increase in funds allowed for the growth in net loans of $2.3 million and the growth in the securities portfolio of $4.4 million.

Loans

        Outstanding loans represent the largest component of earning assets as of June 30, 2003 at $62,287,720, or approximately 61% of total earning assets. Net loans increased $2,338,663, or 4%, since December 31, 2002.

        The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the six months ended June 30, 2003 was 6.66% as compared to a yield of 7.24% for the year ended December 31, 2002.

        The principal components of our loan portfolio at June 30, 2003 and December 31, 2002, consisted of real estate loans comprising approximately 86.6% and 86.7% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

	June 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Commercial and industrial	$6,416,237	10.1%	$6,262,045	10.3%
Real estate
Mortgage - residential	18,067,563	28.5%	18,045,181	29.6%
Mortgage - commercial	36,521,518	57.7%	34,397,045	56.5%
Mortgage - other	270,616	0.4%	377,190	0.6%
Consumer and other	1,994,880	3.2%	1,779,141	2.9%
Other	19,887	0.1%	15,714	0.1%

Total loans	63,290,701	100.0%	60,876,316	100.0%
Allowance for loan losses	(900,000)		(840,000)
Unearned fees	(102,981)		(87,259)

Total net loans	$62,287,720		$59,949,057

Allowance for Loan Losses

        The allowance for loan losses at June 30, 2003 was $900,000, or 1.42% of loans outstanding, compared to an allowance of $840,000, or 1.38% of loans outstanding, at December 31, 2002. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The current downward trend in economic conditions that could potentially affect our borrowers and their ability to pay are of particular concern at present and our reserve reflects this concern. The bank’s policy has been to review the allowance for loan losses using a reserve factor for each type of loan since there have been few delinquencies and little charge-off activity since the bank’s inception. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of our bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our bank’s lenders, delinquency trends, and other factors. The bank’s general strategy is to maintain a minimum coverage of a certain percentage of gross loans until it has sufficient historical data and trends available.

Short-Term Investments and Securities

        Short-term investments and securities represented 32% of earning assets at June 30, 2003, or $32,737,027. This represented an increase of $5.3 million from the December 31, 2002 balance of $27,393,094. The combined yield on short-term investments and securities was 2.79% for the six months ended June 30, 2003 compared to 3.97% for the year ended December 31, 2002. Short-term investments at June 30, 2003 and at December 31, 2002 consisted of commercial paper in another financial institution with balances of $2,924,850 and $1,989,500, respectively. Included in available-for-sale securities is $274,200 of stock purchased in the Federal Home Loan Bank of Atlanta. This purchase was a requirement from the FHLB in order to secure borrowings from them in the future.

Deposits and Other Borrowings

        Our primary source of funds for loans and investments is deposits. Deposits grew $7.2 million, or 8%, since year-end 2002 for a total of $93,890,327 at June 30, 2003. The average rates paid on interest-bearing deposits were 1.75% and 2.31% at June 30, 2003 and December 31, 2002, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have seen a decrease in the price of our deposits due to declining rates in the general economy and in the local market.

        In April 2002, we secured an advance of $2,500,000 with the Federal Home Loan Bank (FHLB) at a rate of 3.65%. The loan has a five year maturity with an early conversion option as of April 2004 and each quarter thereafter. If the FHLB exercises its conversion option, the advance will be converted to a floating rate or can be repaid without penalty. If the FHLB does not exercise its option, the advance will continue at the original rate.

Shareholders’ Equity

        The Board of Directors declared a 5% stock dividend which was paid on January 29, 2003 to shareholders of record on January 15, 2003. The number of shares issued was 52,090 with a market value of $11.80 for a total decrease in retained earnings of $614,662. Cash paid in lieu of stock for fractional shares totaled $2,593.

        Since the end of the second quarter, an employee has exercised stock options for which 1,200 shares of stock have been issued.

Liquidity and Sources of Capital

        At June 30, 2003, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $10,436,913, representing 9.5% of total assets. Short-term investments and securities equaled $32,737,027, or 29.9% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the six-month period ended June 30, 2003, total deposits increased by $7,238,836 representing an increase of 8%, or 16% on an annualized basis. Growth for the first half of the year is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

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

        Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at June 30, 2003:

		Well-Capitalized	Minimum
	Ratio	Requirement	Requirement
Tier 1 capital	11.59%	6.00%	4.0%
Total capital	12.84%	10.00%	8.0%
Tier 1 leverage ratio	7.99%	5.00%	4.0%

Off-Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $15,581,000 through various types of commercial lending arrangements and we had $515,000 in letters of credit issued. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Industry Developments

        In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Item 3. Internal Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 30, 2003 for which there were two matters submitted to a vote of security holders. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

The first matter submitted for a vote of security holders was the election of certain directors. Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Margaret Holley-Taylor, Clark D. Moore, M.D., Donald W. Thompson, and John B. Tomarchio, M.D. The current Class II directors are Raymond D. Brown and Anthony E. Jones. The current Class III directors are Thomas H. Lyles, James D. McNair, Russell D. Phelon, and Tommy B. Wessinger. The current terms of the Class I directors expired at this year’s annual meeting held April 30, 2003 therefore leaving the Class I directors up for reelection for a three year term. The number of votes for the election of the Class I directors was as follows: There were 903,543 votes for the election of Margaret Holley-Taylor, 788 votes withheld, and 0 votes against Ms. Holley-Taylor’s election. There were 894,286 votes for the reelection of Clark D. Moore, 10,045 votes withheld, and 0 votes against Dr. Moore’s reelection. There were 903,543 votes for Donald W. Thompson, 788 votes withheld, and 0 votes against Mr. Thompson’s reelection. There were 902,965 votes for John B. Tomarchio, 1,366 votes withheld, and 0 votes against Dr.Tomarchio’s reelection. The terms of the Class II directors will expire at the 2004 Annual Meeting of Shareholders, and the terms of the Class III directors will expire at the 2005 Annual Meeting of Shareholders.

The second matter submitted for a vote to security holders was the ratification of Elliott Davis, LLC as our independent public accountants. There were 898,616 votes for the ratification of Elliott Davis, LLC, 5,022 votes withheld, and 693 votes against their ratification.

Both of the above matters were approved and recorded in the Company’s minute book from the annual meeting of shareholders. There were no other matters voted on by the Company’s shareholders at our annual meeting held on April 30, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits:

         Exhibit             Description

31     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

         (b)    Reports on Form 8-K –

        The following reports were filed on Form 8-K during the quarter ended June 30, 2003:

        The Company filed a Form 8-K on April 28, 2003 to disclose the issuance of a press release announcing its financial results for the first quarter ended March 31, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peoples' Community Capital Corporation (Registrant)

Date: August 11, 2003	By: /s/ Tommy B. Wessinger
Tommy B. Wessinger
Chief Executive Officer

Date: August 11, 2003	By: /s/ Jean H. Covington
Jean H. Covington
Principal Accounting Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number            Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.