Form 10QSB
period 2003-09-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2003-11-10
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2003

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

           Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,084,130 shares of common stock, par value $.01 per share, outstanding at November 10, 2003.

          Transitional Small Business Disclosure Format (check one):  Yes      No  X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

People’s Community Capital Corporation
Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$2,090,988	$3,311,246
Federal funds sold	7,860,000	7,209,000
Short-term investments	1,945,680	1,989,500
Investment securities - available for sale	27,871,999	20,558,456
Investment securities - held to maturity (market value of $4,973,639 and $4,988,839 at September 30, 2003 and December 31, 2002
respectively)	4,805,207	4,845,138
Loans receivable, net	60,714,910	59,949,057
Properties and equipment, net	2,952,230	3,061,141
Accrued interest receivable	419,045	500,289
Other real estate owned	378,880	378,880
Other assets	281,516	212,434

Total assets	$109,320,455	$102,015,141

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$14,081,440	$11,748,878
Interest bearing deposits	79,628,560	74,902,613

Total deposits	93,710,000	86,651,491
Accrued interest payable	60,868	71,151
Federal Home Loan Bank advance	2,500,000	2,500,000
Other borrowings	526,107	954,590
Accrued expenses and other liabilities	162,923	192,935

Total liabilities	96,959,898	90,370,167

Shareholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized,
1,100,583 shares issued at September 30, 2003 and 1,046,193 at
December 31, 2002	11,006	10,462
Additional paid-in-capital	11,045,753	10,411,763
Retained earnings	1,093,901	1,298,012
Accumulated other comprehensive income	5,786	128,848

Total shareholders' equity	12,360,557	11,644,974

Total liabilities and shareholders' equity	$109,320,455	$102,015,141

        See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Income
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$974,909	$1,049,716	$2,986,056	$3,053,788
Federal funds sold	15,759	33,587	64,096	77,884
Securities, short-term investments, and cash	224,907	252,231	635,280	799,150

Total interest income	1,215,575	1,335,534	3,685,432	3,930,822

Interest expense:
Deposits	283,597	376,112	948,102	1,239,451
Other borrowings	23,893	24,868	71,087	48,361

Total interest expense	307,490	400,980	1,019,189	1,287,812

Net interest income	908,085	934,554	2,666,243	2,643,010
Provision for loan losses	19,061	72,764	78,258	193,261

Net interest income after provision
for loan losses	889,024	861,790	2,587,985	2,449,749

Non-interest income:
Service charges on deposit accounts	170,405	101,614	455,332	354,370
Realized net gains on sales of securities	-	75,548	67,994	86,886
Insurance and brokerage commissions	10,222	75,792	54,680	186,038
Other	92,683	72,218	258,160	183,787

Total non-interest income	273,310	325,172	836,166	811,081

Non-interest expenses:
Salaries and employee benefits	410,170	467,672	1,256,380	1,308,110
Occupancy and equipment	90,733	90,645	264,279	246,736
Consulting and professional fees	30,029	35,137	125,898	113,469
Customer related	41,906	28,841	99,740	78,934
General operating	107,547	100,733	309,170	306,562
Other	43,060	35,757	139,445	118,374

Total non-interest expenses	723,445	758,785	2,194,912	2,172,185

Income before income taxes	438,889	428,177	1,229,239	1,088,645
Income tax provision	146,195	148,151	407,873	366,176

Net income	$292,694	$280,026	$821,366	$722,469

Earnings per share:
Basic	$.27	$.27	$.75	$.69
Diluted	$.24	$.25	$.69	$.65

        See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Statement of Changes in Shareholders’ Equity and Comprehensive Income
For the Nine Months ended September 30, 2002 and September 30, 2003
(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2001	991,845	$9,918	$9,699,441	$740,834	$(2,974)	$10,447,219

Comprehensive Income:

Net income	-	-	-	722,469	-	722,469
Accumulated other comprehensive
income net of income tax of $34,754	-	-	-	-	171,311	171,311

Total comprehensive income	-	-	-	-	-	893,780

Stock split effected in the form
of a stock dividend (5%)	49,379	494	666,123	(666,617)	-	-

Cash paid in lieu of stock dividends	-	-	-	(2,881)	-	(2,881)

Stock options exercised	4,969	50	46,199	-	-	46,249

Balance, September 30, 2002	1,046,193	10,462	10,411,763	793,805	168,337	11,384,367

Balance, December 31, 2002	1,046,193	10,462	10,411,763	1,093,901	128,848	11,644,974

Comprehensive Income:

Net income	-	-	-	821,366	-	821,366

Accumulated other comprehensive
(loss) net of income tax benefit of
$27,198	-	-	-	-	(123,062)	(123,062)

Total comprehensive income	-	-	-	-	-	698,304

Stock split effected in the form
of a stock dividend (5%)	52,090	521	614,141	(614,662)	-	-

Cash paid in lieu of stock dividends	-	-	-	(2,593)	-	(2,953)

Stock options exercised	2,300	23	19,849	-	-	19,872

Balance, September 30, 2003	1,100,583	$11,006	$11,045,753	$1,298,012	$5,786	$12,360,557

        See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months
	ended September 30,
	2003	2002
Operating activities:
Net income	$821,366	$722,469
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	143,321	145,319
Provision for loan losses	78,258	193,261
Amortization of held to maturity investments	39,931	-
Changes in deferred and accrued amounts:
Other assets and accrued interest receivable	12,162	23,318
Accrued expenses and other liabilities	(40,295)	287,015

Net cash provided by operating activities	1,054,743	1,371,382

Investing activities:
Activity in securities available for sale:
Sales	6,733,006	4,797,093
Purchases	(25,210,652)	(12,216,041)
Maturities and calls	11,041,041	7,392,041
Net decrease (increase) in short-term investments	43,820	(1,016,250)
Purchase of property and equipment	(34,410)	(53,722)
Loan originations and principal collections - net	(844,111)	(9,867,641)
Net increase in federal funds sold	(651,000)	(3,911,000)

Net cash used for investing activities	(8,922,306)	(14,875,520)

Financing activities:
Issuance of stock	19,872	46,249
Net increase in deposits	7,058,509	11,354,080
Net (decrease) increase in other borrowings	(428,483)	2,500,000
Payment of cash dividends in lieu of stock for fractional shares	(2,593)	(2,881)

Net cash provided by financing activities	6,647,305	13,897,448

Net (decrease) increase in cash and due from banks	(1,220,258)	393,310
Cash and due from banks at beginning of period	3,311,246	3,043,209

Cash and due from banks at end of period	$2,090,988	$3,436,519

Supplemental disclosure:
Cash paid during the period for interest	$1,029,472	$1,281,219

Income taxes paid	$413,872	$289,662

Unrealized net loss(gain)on securities available for sale, net of income tax	$(123,062)	$171,311

        See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company’s fiscal year ended December 31, 2002, included in the Company’s Form 10-KSB for the year ended December 31, 2002.

Note 2. Summary of organization

        People’s Community Capital Corporation was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. Our wholly-owned subsidiary, People’s Community Bank of South Carolina, commenced business on September 22, 1997 and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. Our bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina. In December 1999, our bank formed a subsidiary, People’s Financial Services, Inc., that provides comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products. In June 2003, we opened a loan production office in rented space in Charleston, South Carolina. The purpose of this office is to solicit loans, primarily in the real estate construction market.

Note 3. Earnings per share

        The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
(included in basic and diluted earnings per share)	$292,694	$280,026	$821,366	$722,469

Denominator:
Weighted average common shares outstanding for:
Basic earnings per share	1,099,893	1,045,148	1,093,483	1,043,651
Dilutive securities:
Stock options - Treasury stock method	109,628	67,849	93,776	67,034

Diluted earnings per share	1,209,521	1,112,997	1,187,259	1,110,685

The average market price used in calculating
assumed number of shares	$16.36	$12.17	$14.35	$12.10

Note 4. Stock option plan

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income as reported	$292,694	$280,026	$821,366	$722,469
Net income - Proforma	$289,572	$272,222	$801,697	706,859
Earnings per share - As reported
Basic	$0.27	$0.27	$0.75	$0.69
Diluted	$0.24	$0.25	$0.69	$0.65
Earnings per share - Proform
Basic	$0.26	$0.26	$0.73	$0.68
Diluted	$0.24	$0.25	$0.68	$0.64

        The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 4.77%, the expected option life was ten years, the assumed dividend rate was zero and the expected volatility was 8.0%.

Note 5. Recently issued accounting standards

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

        In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor’s balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

        This discussion and analysis is intended to assist the reader in understanding our financial condition and results of operations.

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW – Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

        Our net income for the third quarter of 2003 was $292,694 compared to $280,026 for the same period last year, an increase of 5%. The basic income per share remained at $.27. The improvement in earnings resulted primarily from the continued growth in the level of earning assets, a reduction in the loan loss provision, an increase in certain non-interest income categories, and a decrease in non-interest expense for the period. The level of average earning assets was $101.5 million for the three months ended September 30, 2003 as compared to $90.9 million for the three months ended September 30, 2002.

        Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended September 30, 2003 and 2002. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three months ended September 30, 2003			Three months ended September 30, 2002
	Average	Interest	Yield	Average	Interest	Yield
	Balance	Income/Expense	/Rate	Balance	Income/Expense	/Rate
ASSETS
Federal funds sold	6,695,231	$15,759	0.94%	7,965,589	$33,587	1.69%
Cash & short-term investments	2,832,646	21,504	3.04%	1,822,378	16,245	3.57%
Securities	30,320,784	203,403	2.68%	23,039,831	235,986	4.10%
Loans	61,656,561	974,909	6.32%	58,059,509	1,049,716	7.23%

Total earnings assets	101,505,222	1,215,575	4.79%	90,887,307	1,335,534	5.88%

Cash and due from banks	2,376,536			2,174,202
Premises and equipment	2,975,739			3,115,478
Other assets	1,564,812			1,191,015
Allowance for loan losses	(904,412)			(768,470)

Total assets	107,517,897			96,599,532

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts	15,521,072	13,245	0.34%	11,407,685	15,492	0.54%
Money market accounts	11,879,513	18,874	0.64%	12,902,553	51,359	1.59%
Savings deposits	12,971,088	25,605	0.79%	13,247,974	61,967	1.87%
Time deposits	37,274,944	225,873	2.42%	32,422,955	247,294	3.05%

Total interest bearing
deposits	77,646,617	283,597	1.46%	69,981,167	376,112	2.15%
Interest-bearing borrowings	2,813,938	23,893	3.40%	3,006,552	24,868	3.31%

Total interest bearing
liabilities	80,460,555	307,490	1.53%	72,987,719	400,980	2.20%

Demand deposits	14,565,738			11,993,094
Other liabilities	261,626			407,030
Shareholders' equity	12,229,978			11,211,689

Total liabilities &
shareholders' equity	$107,517,897			$96,599,532

Net interest spread			3.26%			3.68%
Net interest income/margin		$908,085	3.58%		$934,554	4.11%

        Net interest income was $908,085 for the three months ended September 30, 2003 as compared to $934,554 for the three months ended September 30, 2002, representing a 3% decrease. The net interest margin (net interest income divided by average earning assets) was 3.58% for the three months ended September 30, 2003 compared to the net interest margin of 4.11% for the three months ended September 30, 2002. Net yields were lower in the third quarter this year as yields on earning assets have declined from the prior year due to the current interest rate environment. Rates paid on deposits have continued to decline as well, but there was not as much opportunity to decrease rates to the extent that asset yields decreased.

        Interest income for the third quarter of 2003 was $1,215,575 compared to $1,335,534 for the same period in 2002. The volume of total earnings assets increased by approximately $11 million between the two periods, but the average rate earned on assets decreased from 5.88% to 4.79%. The largest component of interest income was interest and fees on loans amounting to $974,909 for the quarter ended September 30, 2003 compared to $1,049,716 for the comparable prior year period. Average loan balances increased by $3.6 million. The overall rate on the loan portfolio decreased from 7.23% for the three months ended September 30, 2002 to 6.32% for the three-month period ended September 30, 2003. Interest earned on federal funds sold decreased from $33,587 for the third quarter of 2002 to $15,759 for the third quarter of 2003. The average balances of federal funds sold decreased $1.3 million, but the yield fell from 1.69% to 0.94%. The securities portfolio earned $203,403 for the third quarter of 2003 with a yield of 2.68%. For the third quarter of 2002, the portfolio earned $235,986 with a yield of 4.10%. The average balance outstanding increased $7.3 million.

        Interest expense decreased from $400,980 for the three months ended September 30, 2002 to $307,490 for the three months ended September 30, 2003. The decrease was the direct result of the decrease in rates paid on deposits and other liabilities, from an average of 2.20% for the third quarter last year to an average rate of 1.53% this year. Average interest-bearing liabilities, primarily deposits, increased by $7.5 million, or 10%. Other interest-bearing borrowings remained largely unchanged.

Non-interest Income

        Non-interest income for the three-month period ended September 30, 2003 was $273,310 compared to $325,172 for the same period in 2002. Service charges on deposit accounts increased by $68,791, primarily due to a new overdraft product. Losses on the product are recorded in non-interest expense. Included in net income for the third quarter of 2002 were net gains on sale of securities in the amount of $75,548. There were no security sales in the third quarter of 2003. Gross income from the sale of non deposit products was down $65,570 for the period as low interest rates had an effect on annuity product sales. Other non-interest income increased due to increased fees from brokered mortgage loans as customers took advantage of low mortgage rates for new mortgages and refinancing activities.

Non-interest Expense

        Non-interest expense for the quarters ended September 30, 2003 and 2002 were $723,445 and $758,785, respectively, a difference of $35,340, or 5%. The decrease can largely be attributed to the decrease in salaries associated with lower commissions being paid on non-deposit products as sales of those products have declined due to low interest rates. Customer related expenses increased due to a new overdraft product. Fees for the administration of the product are charged to customer related expenses. The increase in other non-interest expense is due to increased advertising and the charge-off losses from the new overdraft product.

EARNINGS REVIEW – Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

        Our net income for the nine months ended September 30, 2003 was $821,366 compared to $722,469 for the same period last year. The basic income per share increased to $.75 compared to $.69 for the same period in 2002, as adjusted for the stock dividends paid in 2002 and 2003. This improvement in earnings reflects the continuing growth in the level of earning assets since the bank commenced operations, a reduction in the loan loss reserve, and improvements in non-interest income. The level of average earning assets was $99.8 million for the nine months ended September 30, 2003 as compared to $86.6 million for the nine months ended September 30, 2002.

        The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2003 and 2002, along with average balances and the related interest income and interest expense amounts.

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
	Average	Interest	Yield	Average	Interest	Yield/
	Balance	Income/Expense	/Rate	Balance	Income/Expense	Rate
ASSETS
Federal funds sold	$7,769,790	$64,096	1.10%	$6,177,768	$77,884	1.68%
Cash and short-term investments	2,895,618	65,871	3.03%	1,545,735	43,183	3.72%
Securities	27,916,456	569,409	2.72%	23,533,702	755,967	4.28%
Loans	61,171,436	2,986,056	6.51%	55,334,784	3,053,788	7.36%

Total earning assets	99,753,300	3,685,432	4.93%	86,591,989	3,930,822	6.05%
Cash and due from banks	2,489,798			2,224,465
Premises and equipment	3,015,517			3,143,371
Other assets	1,493,254			1,214,545
Allowance for loan losses	(877,244)			(709,612)

Total assets	105,874,625			92,464,758

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts	14,616,002	41,286	0.38%	10,413,853	42,470	0.54%
Money market accounts	11,845,794	76,219	0.86%	12,498,465	162,713	1.74%
Savings deposits	12,818,023	112,537	1.17%	13,262,099	203,476	2.05%
Time deposits	37,544,950	718,060	2.55%	31,825,982	830,792	3.48%

Total interest bearing deposits	76,824,769	948,102	1.65%	68,000,399	1,239,451	2.43%
Interest-bearing borrowings	2,780,783	71,087	3.41%	2,021,643	48,361	3.19%

Total interest-bearing liabilities	79,605,552	1,019,189	1.71%	70,022,042	1,287,812	2.45%

Demand deposits	13,980,979			11,328,024
Other liabilities	287,834			267,955
Shareholders' equity	12,000,260			10,846,737

Total liabilities &
shareholders equity	$105,874,625			$92,464,758

Net interest spread			3.22%			3.60%

Net interest income/margin		$2,666,243	3.56%		$2,643,010	4.07%

        Net interest income was $2,666,243 for the nine months ended September 30, 2003 as compared to $2,643,010 for the nine months ended September 30, 2002. The net interest margin (net interest income divided by average earning assets) was 3.56% for the nine months ended September 30, 2003 compared to the net interest margin of 4.07% for the nine months ended September 30, 2002.

        Interest income for the nine months ending September 30, 2003 was $3,685,432 compared to $3,930,822 for the same period in 2002. The volume of total earning assets increased from $86.6 million at September 30, 2002 to $99.8 million at September 30, 2003. The largest component of interest income was interest and fees on loans amounting to $2,986,056 for the nine months ended September 30, 2003 compared to $3,053,788 for the comparable prior year period. The overall rate on the loan portfolio decreased from 7.36% for the nine months ended September 30, 2002 to 6.51% for the nine month period ended September 30, 2003 as we encountered a period of low interest rates. Average loan balances, however, increased by $5.8 million. The balance in federal funds sold increased by $1.6 million, but the average yield fell from 1.68% to 1.10%. Interest income on securities decreased between the two periods as the average balances were $4.4 million higher, but the yield fell from 4.28% to 2.72%.

        Interest expense decreased from $1,287,812 for the nine months ended September 30, 2002 to $1,019,189 for the nine months ended September 30, 2003 due to a decrease in average rates paid on liabilities from 2.45% to 1.71%. This decrease occurred even though the size of interest-bearing liabilities, primarily deposits, increased from $70.0 million to $79.6 million, an increase of 14%. Other interest-bearing borrowings and expense increased due to a $2,500,000 loan from the Federal Home Loan Bank in April 2002 at the rate of 3.65% which has been outstanding for all of 2003 unlike 2002.

Non-interest Income

        Non-interest income for the nine months ended September 30, 2003 was $836,166 compared to $811,081 for the same period in 2002. Of this total, $455,332 represented service charges on deposit accounts for the nine months ended September 30, 2003 compared to $354,370 for the comparable period in 2002. The increase in income from deposit service charges is due largely to a new overdraft product. Losses on the product are recorded in non-interest expense. We had net gains on sale of securities of $67,994 for the nine months ended September 30, 2003 compared to net gains of $86,886 during the same period last year. Non-deposit fees from our financial services subsidiary were $54,680 through September 30, 2003 compared to $186,038 through the same period in 2002. The decrease from last year can be attributed to low interest rates that had a negative effect on annuity product sales. Other non-interest income increased from $183,787 for the nine months ended September 30, 2002 to $258,160 for the nine months ended September 30, 2003 in large part due to increased fees from brokered mortgage loans as customers took advantage of low mortgage rates for new mortgages and refinancing activities. Brokered mortgage fees increased from $103,356 to $152,846 for the period.

Non-interest Expense

        Non-interest expense for the nine months ended September 30, 2003 and 2002 was $2,194,912 and $2,172,185, respectively, a 1% increase. The largest component of non-interest expense for the nine months ended September 30, 2003 and 2002 was salaries and employee benefits of $1,256,380 and $1,308,110, respectively. Salaries and employee benefits expense decreased 4% primarily due to lower commissions being paid on non-deposit products as sales of these products have declined due to low interest rates. Occupancy and equipment expense increased from $246,736 to $264,279, or 7%, due to increased depreciation and due to rent paid on a loan production office in Charleston that opened in June 2003. Consulting and professional fees increased from $113,469 to $125,898, or 11%, largely due to legal fees paid in the normal course of business relating to collection of problem loans. General operating expenses remained virtually unchanged overall between the two periods at $306,562 in 2002 and $309,170 in 2003. Other non-interest expense increased from $118,374 to $139,445, or 18%, due mainly to increases in advertising and charge-offs related to the new overdraft product.

Provision for Loan Losses

        The provision for loan losses was $78,258 and $193,261, respectively, for the nine months ended September 30, 2003 and 2002, bringing the total reserve balance to $915,000 and $800,000 at September 30, 2003 and 2002, respectively. This amount represents 1.48% of gross loans at September 30, 2003, compared to 1.33% at September 30, 2002. It reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. The reserve has specifically been increased in relation to gross loans due to the uncertainty that may exist in our portfolio with regards to current economic conditions existing in our market. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $10,483 in loans that were classified as non-accrual at September 30, 2003 compared to $475,785 in non-accrual loans at September 30, 2002. The non-accrual balance at September 30, 2002 consisted primarily of loans that were either secured by real estate or guaranteed by a governmental agency. The non-accrual balance at September 30, 2002 resulted in part in a foreclosure of real estate now shown on the balance sheet as other real estate owned in the amount of $378,880. There were net charge-offs of $3,258 for the nine months ended September 30, 2003 and $30,261 of net charge-offs for the nine months ended September 30, 2002.

BALANCE SHEET REVIEW

        Total consolidated assets grew by $7.3 million from $102,015,141 at December 31, 2002 to $109,320,455 at September 30, 2003. The increase was generated primarily through deposit growth of $7.1 million. The funds were invested in our bond portfolio for an increase in investment securities of $7.3 million.

Loans

        Outstanding loans represent the largest component of earning assets as of September 30, 2003 at $60,714,910, or approximately 59% of total earning assets. Net loans increased $765,853, or 1%, since December 31, 2002. Growth in loans slowed for the period as many loans reached maturity and were paid out, and new loan growth has been affected by the recent economic conditions.

        The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the nine months ended September 30, 2003 was 6.51% as compared to a yield of 7.24% for the year ended December 31, 2002.

        The principal components of our loan portfolio at September 30, 2003 and December 31, 2002, consisted of real estate loans comprising approximately 87.9% and 86.7% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

	September 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Commercial and industrial	$5,462,607	8.9%	$6,262,045	10.3%
Real estate mortgage - residential	$17,922,313	29.0%	$18,045,181	29.6%
Real estate mortgage - commercial	36,124,982	58.5%	34,397,045	56.5%
Real estate mortgage - other	270,211	0.4%	377,190	0.6%
Consumer and other	1,972,739	3.2%	1,794,855	3.0%

Total loans	61,752,852	100.0%	60,876,316	100.0%
Allowance for loan losses	(915,000)		(840,000)
Unearned fees	(122,942)		(87,259)

Total net loans	$60,714,910		$59,949,057

Allowance for Loan Losses

        The allowance for loan losses at September 30, 2003 was $915,000, or 1.48% of loans outstanding, compared to an allowance of $840,000, or 1.38% of loans outstanding, at December 31, 2002. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The current downward trend in economic conditions that could potentially affect our borrowers and their ability to pay are of particular concern at present and our reserve reflects this concern. The bank’s policy has been to review the allowance for loan losses using a reserve factor for each type of loan since there have been few delinquencies and little charge-off activity since the bank’s inception. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of our bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our bank’s lenders, delinquency trends, and other factors. The bank’s general strategy is to maintain a minimum coverage of a certain percentage of gross loans until it has sufficient historical data and trends available.

Cash, Short-Term Investments and Securities

        Cash (invested in overnight funds), short-term investments, and securities represented approximately 41% of earning assets at September 30, 2003, or $42,482,886. This represented an increase of $7.9 million from the December 31, 2002 balance of $34,602,094. The combined yield on invested cash, short-term investments and securities was 2.42% for the nine months ended September 30, 2003 compared to 3.48% for the year ended December 31, 2002. Short-term investments at September 30, 2003 and at December 31, 2002 consisted of commercial paper in another financial institution with balances of $1,945,680 and $1,989,500, respectively. Included in available-for-sale securities is $274,200 of stock purchased in the Federal Home Loan Bank of Atlanta (FHLB). This purchase was a requirement from the FHLB in order to borrow from them in the future.

Other Real Estate Owned

        In November 2002, we foreclosed on certain property in Richmond County, Georgia pursuant to a customer’s loans that were in default. We believe that the carrying value of $378,880 is not impaired as of this date and that any future sale of the property would be in an amount sufficient to realize its book value.

Deposits and Other Borrowings

        Our primary source of funds for loans and investments is deposits. Deposits grew $7,058,509, or 8%, since year-end 2002 for a total of $93,710,000 at September 30, 2003. The average rates paid on interest-bearing deposits were 1.65% and 2.31% at September 30, 2003 and December 31, 2002, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have seen a decrease in the price of our deposits due to declining rates in the general economy and in the local market.

        In April 2002, we secured an advance of $2,500,000 with the FHLB at a rate of 3.65%. The loan has a five year maturity with an early conversion option as of April 2004 and each quarter thereafter. If the FHLB exercises its conversion option, the advance will be converted to a floating rate or can be repaid without penalty. If the FHLB does not exercise its option, the advance will continue at the original rate.

Shareholders’ Equity

        The Board of Directors declared a 5% stock dividend which was paid on January 29, 2003 to shareholders of record on January 15, 2003. The number of shares issued was 52,090 with a market value of $11.80 for a total decrease in retained earnings of $614,662. Cash paid in lieu of stock for fractional shares totaled $2,593.

        During the third quarter, an employee exercised stock options for which 2,300 shares of stock have been issued. Another employee exercised stock options since the period ended September 30, 2003 for which 1,435 shares of stock have been issued. Since September 30, 2003 we purchased 9,888 shares of our stock at $16.00 per share, 5,000 shares at $16.05 per share, and 3,000 shares at $15.95 per share. Our Board of Directors authorized the repurchase of up to 10% of the outstanding shares of stock as of February 28, 2003. These purchases are the first made since that authorization.

Liquidity and Sources of Capital

        At September 30, 2003, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $9,950,988, representing 9.1% of total assets. Short-term investments (which carry terms of less than 90 days and could be considered a cash equivalent) and securities equaled $34,622,886, or 31.7% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the nine months ended September 30, 2003, total deposits increased by $7,058,509, representing an increase of 8%, or 11% on an annualized basis. Growth for the year thus far is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

        We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the bank maintains two unsecured lines of credit from correspondent banks, one in the amount of $2,700,000 and another for $1,800,000. The bank is also a member of the FHLB, from which additional applications may be made for borrowing capabilities, if needed.

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

        Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at September 30, 2003:

		Well-Capitalized	Minimum
	Ratio	Requirement	Requirement
Tier 1 capital	11.93%	6.00%	4.0%
Total capital	13.18%	10.00%	8.0%
Tier 1 leverage ratio	8.17%	5.00%	4.0%

Off-Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $16,477,000 through various types of commercial lending arrangements and we had $515,000 in letters of credit issued. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Internal Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)       Exhibits:

Exhibit Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b) Reports on Form 8-K –

The following reports were filed on Form 8-K during the quarter ended September 30, 2003:

The Company filed a Form 8-K on July 15, 2003 to disclose the issuance of a press release announcing its financial results for the second quarter ended June 30, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peoples' Community Capital Corporation (Registrant)

Date: November 10, 2003	By: /s/ Tommy B. Wessinger
Tommy B. Wessinger
Chief Executive Officer

Date: November 10, 2003	By: /s/ Jean H. Covington
Jean H. Covington
Principal Accounting Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number            Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.