Form 10KSB
period 2003-12-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2004-03-29
CIK 1037249

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

or

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 000-24099

PEOPLE'S COMMUNITY CAPITAL CORPORATION
(Name of Small Business Issuer in Its Charter)

South Carolina	58-2287073
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

125 Park Avenue, S.W.
Aiken, South Carolina	29801
(Address of Principal Executive Offices)	(Zip Code)

        (803) 641-0142
Issuer’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.         Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

        The issuer’s revenue for its most recent fiscal year was $6,042,949. As of March 15, 2004, 1,155,473 shares of Common Stock were issued and outstanding.

        The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2004 was $12,784,425. This calculation is based upon an estimate of the fair market value of the Common Stock of $16.26 per share, which was the price of the last trade of which management is aware as of this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE

        The company’s annual report to shareholders for the year ended December 31, 2003 is incorporated by reference in this Form 10-KSB as Part II, Items 6 and 7. The company’s proxy statement for the annual meeting of shareholders to be held on April 30, 2004 is incorporated by reference in this Form 10-KSB as Part III, Items 9 through 12 and 14.

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

General

        People’s Community Capital Corporation was incorporated in South Carolina on February 26, 1997 for the purpose of operating as a bank holding company. The company’s wholly-owned subsidiary, People’s Community Bank of South Carolina, commenced business on September 22, 1997 and is primarily engaged in the business of accepting savings and demand deposits and providing mortgage, consumer and commercial loans to the general public. The bank operates two banking centers located in Aiken and one located in North Augusta, South Carolina.

        On December 1, 1999, People’s Financial Services, Inc., a subsidiary of the bank, commenced operations at the holding company’s headquarters. People’s Financial Services is primarily engaged in providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

        In June 2003, we opened a loan production office in rented space in Charleston, South Carolina. The purpose of this office is to solicit loans, primarily in the real estate construction market.

Location and Service Area

        The bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Aiken and North Augusta, South Carolina and the surrounding area. The company and the main Aiken office are located at 125 Park Avenue, S.W., Aiken, South Carolina 29801. The address of the Aiken branch office is 1715 Whiskey Road, Aiken, South Carolina 29803, and the address of the North Augusta branch office is 518 Georgia Avenue, North Augusta, South Carolina. The company’s telephone number is (803) 641-0142.

        The primary service area of the bank is Aiken County, with primary focus centering on the county’s two largest cities, Aiken and North Augusta. Aiken County is one of South Carolina’s largest counties geographically. It is located in the midwestern portion of the state with its western border being the Savannah River. Aiken County is centered between the mountains to the north and the coast to the south, approximately one hour from Columbia and three hours from Atlanta.

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

Marketing Focus

        Most of the banks in the Aiken County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Aiken County area, the company believes that it finds a niche in the community banking market in the Aiken County area. As a result, the company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals. The bank advertises to emphasize the company’s local ownership, community bank nature, and ability to provide more personalized service than its competition.

Deposits

        The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the bank’s principal market area at rates competitive to those offered by other financial institutions in the Aiken County area. In addition, the bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). The bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

Lending Activities

        General. The bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area.

        Real Estate Loans. One of the primary components of the bank’s loan portfolio are loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans, including home equity loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are fixed or adjustable. The bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, typically does not exceed 80%. In addition, the bank typically requires personal guarantees of the principal owners of the property backed with a review by the bank of the personal financial statements of the principal owners. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the bank’s borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The bank competes for real estate loans with a number of bank competitors that are well established in the Aiken County area. Most of these competitors have substantially greater resources and lending limits than the bank. As a result, the bank occasionally must charge a lower interest rate to attract borrowers. See “Competition.” The bank also originates loans for sale into the secondary market. The bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

        Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans typically are made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, and or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the bank’s borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Aiken County area, especially the tourism economy. The well-established banks in the Aiken County area will make proportionately more loans to medium- to large-sized businesses than the bank. Many of the bank’s commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

        Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period typically not exceeding 60 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the bank’s borrowers, and the principal competitors for consumer loans is the established banks in the Aiken County area.

        Loan Approval and Review. The bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit. The bank has established a Board loan committee that must approve any loan over the Chief Executive Officer’s lending limit. The bank does not make any loans to directors or officers of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank (excluding consumer loans less than $20,000 which are available at employee rates).

        Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general the bank is subject to a loan-to-one-borrower limit. This limit will increase or decrease as the bank’s capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Other Banking Services

        Other bank services include safe deposit boxes, travelers’ checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with a shared network of automated teller machines that may be used by bank customers throughout South Carolina and other regions. The bank also offers credit card services through a correspondent bank as an agent for the bank. In addition, the bank offers internet banking and on-line bill payment services.

        On December 1, 1999, People’s Financial Services, Inc., a subsidiary of the bank, commenced operations. It employs personnel that are located at both banking offices in Aiken. People’s Financial Services is primarily engaged in providing comprehensive financial planning services in addition to full service brokerage, including stocks, bonds, mutual funds, and insurance products.

Competition

        The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Aiken County area and elsewhere. As of December 31, 2003, there were 7 commercial banks (none of which are headquartered in Aiken County), one savings bank, and several credit unions operating in Aiken County. A number of these competitors are well established in the Aiken County area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services that the bank does not provide. As a result of these competitive factors, the bank may have to pay higher rates of interest to continue to attract deposits.

Employees

        The bank has approximately 30 full-time employees, four part-time employees, and two part-time couriers. The company (holding company) does not have any employees other than its officers.

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

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

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

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	Allows check truncation without making it mandatory;

o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

        This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

People’s Community Capital Corporation

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company’s common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends is subject to regulatory restrictions as described below in “People’s Community Bank of South Carolina – Dividends.” The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We must receive the Board’s approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

People’s Community Bank of South Carolina

        The bank operates as a South Carolina state chartered bank and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

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

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The FDIC requires the bank to prepare quarterly reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. New changes have been proposed recently regarding these assessments, including an increase in the amount of the FDIC insurance, but at this time it is not possible to predict whether the changes will be implemented or what their effect would be. Generally, we expect that increases in deposit insurance premiums or changes in risk classification will increase the bank’s cost of funds, and we may not be able to pass these costs on to our customers. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See “Capital Regulations” below.

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

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary federal regulator (this is the FDIC for our bank) shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

        The Gramm-Leach Bliley Act. Under the Gramm-Leach Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonblank affiliates.

        The Gramm-Leach Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

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

A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

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

        Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.  Description of Property

        The company’s headquarters and the main banking office are located at 125 Park Avenue, SW, Aiken, South Carolina. The building has approximately 10,000 square feet with two drive through banking stations. The bank’s other facility in Aiken is located about five miles away at 1715 Whiskey Road, Aiken, South Carolina. It is a 2,600 square foot facility with three drive-through banking stations and an automated teller machine. The North Augusta branch is approximately 15 miles away at 518 Georgia Avenue, North Augusta, South Carolina. The branch has 3,600 square feet and a 338 square foot drive-through banking facility with two drive–through stations. The North Augusta location also has an automated teller machine. The bank owns the property at all three locations. The Charleston loan production office is being operated out of a leased executive office complex.

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

Part II
Item 5.  Market for Common Equity and Related Stockholder Matters.

        In response to this Item, certain information contained on page 42 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 6.   Management’s Discussion and Analysis

        In response to this Item, the information contained on pages 4 through 17 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 7.  Financial Statements

        In response to this Item, the information contained on pages 18 through 40 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part III
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        In response to this Item, the information contained on page 12 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to senior financial officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002, that includes our principal executive officer and principal financial officer and other executive officers of our Company. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact Jean Covington at the Company offices to obtain a copy.

Item 10.  Executive Compensation

        In response to this Item, the information contained on page 6 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth equity compensation plan information at December 31, 2003.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(a)	warrants and rights (b)	reflected in column(a))

Equity compensation	251,867	$8.52	42,491
plans approved by
security holders

Equity compensation	0	0	0
plans not approved
by security holders

Total	251,867	$8.52	42,491

        In response to this Item, the information contained on page 8 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

        In response to this Item, the information contained on page 12 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-25179).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-25179).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-25179).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-25179).

10.1	People’s Community Capital Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

13	The Company’s 2003 Annual Report.

21.1	Subsidiaries of the Company.

24	Power of Attorney (contained on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

99.1	Press Release dated March 17, 2004

(b)       Reports on Form 8-K

The following reports were filed on Form 8-K during the fourth quarter ended December 31, 2003.

The Company filed a Form 8-K on October 21, 2003 to disclose the issuance of a press release announcing its financial results for the third quarter ended September 30, 2003.

Item 14.  Principal Accountant Fees and Services.

          In response to this Item, the information contained on page 11 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 is incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES’ COMMUNITY CAPITAL CORPORATION

Date: March 16, 2004	By: /s/ Tommy B. Wessinger
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

Signature	Title	Date

/s/ Raymond D. Brown	Director	March 16, 2004
Raymond D. Brown

	Director	March 16, 2004
Anthony E. Jones

/s/ Thomas H. Lyles	President, Chief Operating Officer and Director	March 16, 2004
Thomas H. Lyles

/s/ James D. McNair	Director	March 16, 2004
James D. McNair

/s/ Clark D. Moore, M.D.	Director	March 16, 2004
Clark D. Moore, M.D.

/s/ Russell D. Phelon	Director	March 16, 2004
Russell D. Phelon

/s/ Margaret Holley-Taylor	Director	March 16, 2004
Margaret Holley-Taylor

/s/ Donald W. Thompson	Director	March 16, 2004
Donald W. Thompson

/s/ John B. Tomarchio, M.D.	Director	March 16, 2004
John B. Tomarchio, M.D.

/s/ Tommy B. Wessinger	Director; Chairman; Chief Executive Officer (principal executive officer)	March 16, 2004
Tommy B. Wessinger

/s/ Jean H. Covington	Chief Financial Officer (principal financial officer)	March 16, 2004
Jean H. Covington

INDEX TO EXHIBITS

Exhibit
Number            Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-25179).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-25179).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-25179).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-25179).

10.1	People’s Community Capital Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

13	The Company’s 2003 Annual Report.

21.1	Subsidiaries of the Company.

24	Power of Attorney (contained on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

99.1	Press Release dated March 17, 2004