Form 10QSB
period 2004-03-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2004-05-11
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004

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
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,176,937 shares of common stock, par value $.01 per share, outstanding as of May 10, 2004.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

People's Community Capital Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$2,836,133	$2,097,702
Federal funds sold	7,117,000	659,000
Short-term investments	1,754,922	1,720,652
Investment securities - available for sale	32,160,884	30,764,707
Investment securities - held to maturity (fair value of $4,549,490
and $4,655,929 at March 31, 2004 and December 31, 2003, respectively)	4,351,350	4,492,515
Loans receivable, net	69,618,697	65,301,311
Properties and equipment, net	2,872,310	2,906,983
Accrued interest receivable	472,418	503,743
Other real estate owned	378,880	378,880
Other assets	254,471	302,555

Total assets	$121,817,065	$109,128,048

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$16,178,810	$15,219,085
Interest bearing deposits	89,027,170	78,018,488

Total deposits	105,205,980	93,237,573
Accrued interest payable	58,419	54,426
Federal Home Loan Bank advance	2,500,000	2,500,000
Other borrowings	782,726	805,174
Accrued expenses and other liabilities	321,661	165,100

Total liabilities	108,868,786	96,762,273

Shareholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized, 1,157,973 shares
issued at March 31, 2004 and 1,084,130 at December 31, 2003	11,579	10,841
Additional paid-in-capital	11,802,194	10,771,998
Retained earnings	1,051,882	1,605,571
Accumulated other comprehensive income	82,624	(22,635)

Total shareholders' equity	12,948,279	12,365,775

Total liabilities and shareholders' equity	$121,817,065	$109,128,048

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Income
(Unaudited)

	For the three months
	ended March 31,
	2004	2003
Interest income:
Loans, including fees	$1,044,302	$999,298
Federal funds sold	8,617	23,232
Securities, short-term investments, and cash	298,432	189,517

Total interest income	1,351,351	1,212,047

Interest expense:
Deposits	232,371	336,944
Other borrowings	26,458	23,457

Total interest expense	258,829	360,401

Net interest income	1,092,522	851,646
Provision for loan losses	55,569	30,000

Net interest income after provision
for loan losses	1,036,953	821,646

Non-interest income:
Service charges on deposit accounts	129,073	140,308
Realized net gains on sales of securities	--	26,712
Insurance and brokerage commissions	11,069	29,118
Mortgage origination fees	28,009	43,904
Other	40,392	46,268

Total non-interest income	208,543	286,310

Non-interest expenses:
Salaries and employee benefits	429,341	449,780
Occupancy and equipment	77,473	82,341
Consulting and professional fees	57,782	67,278
Customer related	33,898	29,385
General operating	47,267	35,385
Data processing	67,463	62,555
Other	48,833	44,971

Total non-interest expenses	762,057	771,695

Income before income taxes	483,439	336,261
Income tax provision	164,944	104,083

Net income	$318,495	$232,178

Earnings per share:
Basic	$.28	$.20
Diluted	$.26	$.19

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Statement of Changes in Shareholders’ Equity and Comprehensive Income
For the Three Months ended March 31, 2003 and March 31, 2004
(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2002	1,046,193	$10,462	$10,411,763	$1,093,901	$128,848	$11,644,974
Comprehensive Income:
Net income	-	-	-	-	-	232,178

Accumulated other comprehensive
loss net of income tax of $442	-	-	-	-	(663)	(663)

Total comprehensive income	-	-	-	-	-	232,841
Stock dividend (5%)	52,090	521	614,141	(614,662)	-	-
Cash paid in lieu of stock dividends	-	-	-	(2,593)	-	(2,593)
Stock options exercised	-	-	-	-	-	-

Balance, March 31, 2003	1,098,283	10,983	11,025,904	708,824	129,511	11,875,222

Balance, December 31, 2003	1,084,130	10,841	10,771,998	1,605,571	(22,635)	12,365,775
Comprehensive Income:
Net income	-	-	-	318,495	-	318,495
Accumulated other comprehensive
income net of income tax of
$70,173	-	-	-	-	105,529	105,259

Total comprehensive income	-	-	-	-	-	423,754

Stock dividend (5%)	53,843	538	865,796	(866,334)	-	-
Cash paid in lieu of stock dividends	-	-	-	(5,850)	-	(5,850)
Stock options exercised	20,000	200	164,400	-	-	164,600

Balance, March 31, 2004	1,157,973	$11,579	$11,802,194	$1,051,882	$82,624	$12,948,279

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months
	ended March 31,
	2004	2003
Operating activities:
Net income	$318,495	$232,178
Adjustments to reconcile net income to net cash provided by operating operating activities:
Depreciation and amortization	36,698	47,742
Provision for loan losses	55,569	30,000
Amortization of held to maturity investments	11,165	13,310
Changes in deferred and accrued amounts:
Other assets and accrued interest receivable	79,409	115,843
Accrued expenses and other liabilities	160,554	54,527

Net cash provided by operating activities	661,890	493,600

Investing activities:
Activity in securities available for sale:
Sales	-	3,796,841
Purchases	(14,122,939)	(7,894,500)
Maturities and calls	12,832,021	2,889,054
Maturities in held to maturity investments	130,000	-
Net increase in short-term investments	(34,270)	(946,229)
Purchase of property and equipment	(2,025)	(18,174)
Loan originations and principal collections - net	(4,372,955)	(915,532)
Net increase in federal funds sold	(6,458,000)	(1,247,000)

Net cash used for investing activities	(12,028,168)	(4,335,540)

Financing activities:
Exercise of stock options	164,600	-
Net increase in deposits	11,968,407	4,361,287
Net decrease in other borrowings	(22,448)	(683,565)
Payment of cash dividends in lieu of stock for fractional shares	(5,850)	(2,593)

Net cash provided by financing activities	12,104,709	3,675,129

Net increase (decrease) in cash and due from banks	738,431	(166,811)
Cash and due from banks at beginning of period	2,097,702	3,311,246

Cash and due from banks at end of period	$2,836,133	$3,144,435

Supplemental disclosure:
Cash paid during the period for interest	$254,836	$361,841

Income taxes paid	$1,423	$2,292

Unrealized net gain (loss) on securities available for sale, net of income tax	$105,259	$(663)

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company’s fiscal year ended December 31, 2003, included in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

Note 3. Earnings per share

        The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Three months ended March 31,
	2004	2003
Numerator:
(included in basic and diluted earnings per share)	$318,495	$232,178

Denominator:
Weighted average common shares outstanding for:
Basic earnings per share	1,132,834	1,136,181
Dilutive securities:
Stock options - Treasury stock method	110,025	78,317

Diluted earnings per share	1,242,859	1,214,498

The average market price used in calculating
assumed number of shares	$16.52	$12.46

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

        The Company sponsors a stock option plan (the Plan) for the benefit of the directors, officers and employees. The Board may grant up to 303,876 options (adjusted for 5% stock dividends issued March 2001, January 2002, January 2003, and January 2004). During the first quarter of 2004, no stock options were granted. During the first quarter of 2003, the Board granted 15,000 stock options at an exercise price of $12.90 that vest over the next two years and expire in 2013. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below:

        For the three months ended

	For the three months ended
	March 31,
	2004	2003
Net income as reported	$318,495	$232,178
Net income - Proforma	$308,157	$218,753
Earnings per share - As reported
Basic	$0.28	$0.20
Diluted	$0.26	$0.19
Earnings per share - Proforma
Basic	$0.27	$0.19
Diluted	$0.25	$0.18

        The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 4.77%, the expected option life was ten years, the assumed dividend rate was zero and the expected volatility was 8.0%.

Note 5. Recently issued accounting standards

        The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. The pronouncement was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in come circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee. The initial recognition requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company’s financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have any impact on the Company’s financial position or results of operations.

        In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. EITF No. 03-1 was effective for fiscal years ending after

December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

        In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, is not expected to have any significant impact on the Company’s financial position or results of operations.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICY

        We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The significant accounting policies of the company are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our 10-KSB for that date.

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

OVERVIEW

        The following discussion describes our results of operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 and also analyzes our financial condition as of March 31, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during the three months ended March 31, 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We have also included a table that provides detail about our loans.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW – Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

        Our net income for the first quarter of 2004 was $318,495 compared to $232,178 for the same period last year, an increase of 37%. The basic income per share was $0.28 per share compared to $0.20 per share for the three months ended March 31, 2003. The improvement in earnings resulted primarily from growth in the level of earning assets and reductions in interest expense paid on deposits. The level of average earning assets was $106.4 million for the three months ended March 31, 2004 as compared to $96.3 million for the three months ended March 31, 2003.

        Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest earning assets and interest bearing liabilities, on an annualized basis, for the three month periods ended March 31, 2004 and 2003. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three months ended March 31, 2004			Three months ended March 31, 2003
	Average	Interest	Yield	Average	Interest	Yield
	Balance	Income/Expense	/Rate	Balance	Income/Expense	/Rate
ASSETS Federal funds sold	3,749,562	$8,617	0.92%	7,959,948	$23,232	1.18%
Short-term investments	1,743,138	12,139	2.79%	2,922,375	21,985	3.05%
Securities	32,868,380	286,293	3.48%	25,243,496	167,532	2.69%
Loans	68,083,834	1,044,302	6.14%	60,176,650	999,298	6.73%

Total earnings assets	106,444,914	1,351,351	5.08%	96,302,469	1,212,047	5.10%

Cash and due from banks	2,730,549			2,554,590
Premises and equipment	2,897,619			3,051,083
Other assets	1,726,566			1,277,729
Allowance for loan losses	(970,845)			(849,709)

Total assets	112,828,804			102,336,162

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts	14,947,508	12,497	0.33%	13,157,324	13,749	0.42%
Money market accounts	12,302,381	15,702	0.51%	11,964,891	29,504	1.00%
Savings deposits	12,830,132	17,055	0.53%	12,878,021	43,684	1.38%
Time deposits	40,814,384	187,117	1.83%	36,711,645	250,007	2.76%

Total interest bearing
deposits	80,894,405	232,371	1.15%	74,711,881	336,944	1.83%
Interest-bearing borrowings	3,611,858	26,458	2.93%	2,782,730	23,457	3.42%

Total interest bearing
liabilities	84,506,263	258,829	1.23%	77,494,611	360,401	1.89%

Demand deposits	15,286,002			12,876,321
Other liabilities	222,990			314,887
Shareholdes' equity	12,813,549			11,650,343

Total liabilities
& shareholders' equity	$112,828,804			$102,336,162

Net interest spread			3.85%			3.21%
Net interest income/margin		$1,092,522	4.11%		$851,646	3.59%

        Net interest income was $1,092,522 for the three months ended March 31, 2004 as compared to $851,646 for the three months ended March 31, 2003, representing a 28% increase. The net interest margin (net interest income divided by average earning assets) was 4.11% for the three months ended March 31, 2004 compared to the net interest margin of 3.59% for the three months ended March 31, 2003. Net yields were higher in the first quarter this year as yields on earning assets have remained fairly constant overall, but we were able to lower the cost of funds by reducing rates paid on deposits.

        Interest income for the first quarter of 2004 was $1,351,351 compared to $1,212,047 for the same period in 2003. The volume of total earning assets increased by approximately $10 million between the two periods, and the average rate earned on assets remained fairly constant at 5.08% compared to 5.10%. The largest component of interest income was interest and fees on loans amounting to $1,044,302 for the quarter ended March 31, 2004 compared to $999,298 for the comparable prior year period. Average loan balances increased by $7.9 million. The overall rate on the loan portfolio decreased from 6.73% for the three months ended March 31, 2003 to 6.14% for the three-month period ended March 31, 2004. Interest earned on federal funds sold decreased from $23,232 for the first quarter of 2003 to $8,617 for the first quarter of 2004. The average balances of federal funds sold decreased $4.2 million, and the yield fell from 1.18% to 0.92%. The securities portfolio earned $286,293 for the first quarter of 2004 with a yield of 3.48%. For the first quarter of 2003, the portfolio earned $167,532 with a yield of 2.69%. The yield increased primarily as a result of the extension of the duration of the investment portfolio. For the first quarter of 2003, the average duration was 2.84 years, and in the first quarter of 2004, the average duration was 4.18 years. The average balance outstanding in the portfolio increased $7.6 million.

        Interest expense decreased from $360,401 for the three months ended March 31, 2003 to $258,829 for the three months ended March 31, 2004. The decrease was the direct result of the decrease in rates paid on deposits and other liabilities, from an average of 1.89% for the first quarter last year to an average rate of 1.23% for the first quarter this year. Average interest-bearing liabilities, primarily deposits, increased by $7.0 million, or 9%. Other interest-bearing borrowings did not change significantly.

Non-interest Income

        Non-interest income for the three-month period ended March 31, 2004 was $208,543 compared to $286,310 for the same period in 2003. Service charges on deposit accounts decreased by $11,235, or 8%, primarily due to a decrease in commercial NSF fees between the two periods under comparison. Included in net income for the first quarter of 2003 were net gains on sale of securities in the amount of $26,712. There were no security sales in the first quarter of 2004. Gross income from the sale of non deposit products was down $18,049 for the period as low interest rates had a significant effect on annuity product sales. Brokered mortgage fee income declined in the first quarter from 2003 levels to produce $28,009 in income for the first quarter of 2004 compared to $43,904 for the same quarter last year. This type of fee income is extremely interest rate sensitive, and we have seen a decline in refinancing activity from last year’s levels. Other non-interest income, primarily fees, decreased from $46,268 to $40,392. This is partially due to the fact that we have begun providing free internet banking to certain of our deposit customers.

Non-interest Expenses

        Non-interest expenses for the quarters ended March 31, 2004 and 2003 were $762,057 and $771,695, respectively, a decrease of $9,638, or 1%. The decrease is primarily due to a decrease in salaries associated with a severance agreement paid in 2003 that is partially offset by general increases in salaries and benefits. Consulting and professional fees declined from $67,278 to $57,782 primarily due to legal services performed in 2003 in connection with a real estate foreclosure. General operating expenses increased from $35,385 to $47,267 due to increased expenditures relating to forms and supplies.

Provision for Loan Losses

        The provision for loan losses was $55,569 and $30,000 for the three months ended March 31, 2004 and 2003, bringing the total reserve balance to $1,025,000 and $870,000 at March 31, 2004 and 2003, respectively. This amount represents 1.45% of gross loans at March 31, 2004, compared to 1.41% at March 31, 2003. It reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. The reserve has specifically been increased in relation to gross loans due to the uncertainty that may exist in our portfolio with respect to current economic conditions existing in our market. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions in accordance with management’s evaluation that we believe to be reasonable, but which may or may not prove to be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had $57,947 in loans that were classified as non-accrual at March 31, 2004 compared to $100 in non-accrual loans at March 31, 2003. There were net recoveries of $29,431 for the three months ended March 31, 2004 and no net charge-offs for the three months ended March 31, 2003.

BALANCE SHEET REVIEW

        Total consolidated assets grew by $12.7 million from $109,128,048 at December 31, 2003 to $121,817,065 at March 31, 2004. The increase was generated primarily through deposit growth of $12.0 million. The funds were invested in our loan portfolio which increased by a net amount of $4.3 million, in federal funds sold, which increased $6.5 million, and in our available for sale investment securities, which increased by $1.4 million.

Loans

        Outstanding net loans represent the largest component of earning assets as of March 31, 2004 at $69,618,697, or approximately 61% of total earning assets. Net loans increased $4,317,386, or 7%, since December 31, 2003.

        The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the three months ended March 31, 2004 was 6.14% as compared to a yield of 6.45% for the year ended December 31, 2003.

        The principal components of our loan portfolio at March 31, 2004 and December 31, 2003, consisted of real estate loans, comprising approximately 86.1% and 87.9% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Commercial and industrial	$7,943,533	11.2%	$5,980,976	9.0%
Real estate mortgage - residential	20,928,008	29.5%	19,329,951	29.1%
Real estate mortgage - commercial	39,783,577	56.2%	38,765,316	58.4%
Real estate mortgage - other	269,376	0.4%	269,797	0.4%
Consumer and other	1,895,777	2.7%	2,050,922	3.1%

Total loans	70,820,271	100.0%	66,396,962	100.0%
Allowance for loan losses	(1,025,000)		(940,000)
Unearned fees	(176,574)		(155,651)

Total net loans	$69,618,697		$65,301,311

Allowance for Loan Losses

        The allowance for loan losses at March 31, 2004 was $1,025,000, or 1.45% of loans outstanding, compared to an allowance of $940,000, or 1.42% of loans outstanding, at December 31, 2003. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The current downward trend in economic conditions that could potentially affect our borrowers and their ability to pay are of particular concern at present and our reserve reflects this concern. The bank’s policy has been to review the allowance for loan losses using a reserve factor for each type of loan since there have been few delinquencies and little charge-off activity since the bank’s inception. The overall objective is to apply percentages to the loans based on management’s assessment of the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of our bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our bank’s lenders, delinquency trends, and other factors. The bank’s general strategy is to maintain a minimum coverage of a certain percentage of gross loans until it has sufficient historical data and trends available.

Federal Funds Sold, Short-Term Investments and Securities

        Federal funds sold (cash invested in overnight funds), short-term investments, and securities represented approximately 40% of earning assets at March 31, 2004, or $45,384,156. This represented an increase of $7.7 million from the December 31, 2003 balance of $37,636,874. The combined yield on invested federal funds sold, short-term investments and securities was 3.20% for the three months ended March 31, 2004 compared to 2.59% for the year ended December 31, 2003. Short-term investments at March 31, 2004 and at December 31, 2003 consisted of commercial paper in another financial institution with balances of $1,754,922 and $1,720,652, respectively. Included in available-for-sale securities is $289,800 of stock purchased in the Federal Home Loan Bank of Atlanta (FHLB), of which $15,600 was purchased in the first quarter of 2004. This purchase was a requirement from the FHLB as a condition of membership and borrowing capabilities.

Other Real Estate Owned

        In November 2002, we foreclosed on certain property in Richmond County, Georgia pursuant to a customer’s loans that were in default. We believe that the carrying value of $378,880 is not impaired as of this date and that any future sale of the property would be in an amount sufficient to realize its book value.

Deposits and Other Borrowings

        Our primary source of funds for loans and investments is deposits. Deposits grew $11,968,407, or 13%, since year-end 2003 for a total of $105,205,980 at March 31, 2004. The average rates paid on interest-bearing deposits were 1.15% and 1.55% at March 31, 2004 and December 31, 2003, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have been able to realize decreases in the price of our deposits due to the low interest rate environment in the general economy and in the local market.

        In April 2002, we secured an advance of $2,500,000 with the FHLB at a rate of 3.65%. The loan has a five year maturity with an early conversion option as of April 2004 and each quarter thereafter. If the FHLB exercises its conversion option, the advance will be converted to a floating rate or can be repaid without penalty. If the FHLB does not exercise its option, the advance will continue at the original rate. Thus far, the FHLB has not exercised its conversion option.

Shareholders’ Equity

        The Board of Directors declared a 5% stock dividend which was paid on January 29, 2004 to shareholders of record on January 15, 2004. The number of shares issued was 53,843 with a market value of $16.09 for a total decrease in retained earnings of $866,334. Cash paid in lieu of stock for fractional shares totaled $5,850.

        During the first quarter, employees exercised stock options for which 20,000 shares of stock have been issued. Since first quarter, another 18,964 stock options have been exercised by employees. Our Board of Directors authorized in the first quarter the repurchase of up to 100,000 shares of the outstanding shares of stock in the company. No purchases have been made since that authorization.

Liquidity and Sources of Capital

        At March 31, 2004, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $9,953,133, representing 8.2% of total assets. Short-term investments (which carry terms of less than 90 days and could be considered a cash equivalent) and securities equaled $38,267,156, or 31.4% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the three months ended March 31, 2004, total deposits increased by $11,968,407, representing an increase of 13%, or 51% on an annualized basis. Growth for the year thus far is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

        We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the bank maintains two unsecured lines of credit from correspondent banks, one in the amount of $3,500,000 and another for $1,800,000. The bank is also a member of the FHLB, from which additional applications may be made for borrowing capabilities, if needed.

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

        Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at March 31, 2004:

		Well-Capitalized	Minimum
	Ratio	Requirement	Requirement
Tier 1 capital	10.99%	6.00%	4.0%
Total capital	12.23%	10.00%	8.0%
Tier 1 leverage ratio	8.32%	5.00%	4.0%

Off-Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued commitments to extend credit of $22,903,000 through various types of commercial lending arrangements and we had $834,000 in standby letters of credit issued, the fair value of which is insignificant. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Internal Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
			(c) Total Number of	Appropriate Dollar
	(a) Total		Shares (or Units)	Value) of Shares (or
	Number of	(b) Average	Purchased as Part	Units) that May Yet
	Shares (or	Price Paid	of Publicly	Be Purchased Under
	Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
January 1 - 31, 2004	0	n/a	0	100,000
February 1 - 29, 2004	0	n/a	0	100,000
March 1 - 31, 2004	0	n/a	0	100,000
TOTAL	0	n/a	0	100,000

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

   (a) Exhibits:

           Exhibit   Description

31.1    Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2    Rule 13a-14(a) Certification of the Chief Financial Officer.

32       Section 1350 Certifications.

           (b)        Reports on Form 8-K –

            The following reports were filed on Form 8-K during the quarter ended March 31, 2004:

The Company filed a Form 8-K on January 21, 2004 to disclose the issuance of a press release announcing its financial results for the year ended December 31, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

People's Community Capital Corporation (Registrant) By: /s/ Tommy B. Wessinger Tommy B. Wessinger Chief Executive Officer

Date: May 10, 2004

By: /s/ Jean H. Covington Jean H. Covington Principal Accounting and Chief Financial Officer

Date: May 10, 2004

INDEX TO EXHIBITS

Exhibit
Number           Description

31.1      Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2      Rule 13a-14(a) Certification of the Chief Financial Officer.

32         Section 1350 Certifications.