Form 10QSB
period 2004-06-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2004-08-09
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2004

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number 000-24099

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,179,237 shares of common stock, par value $.01 per share, outstanding as of August 9, 2004.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

People's Community Capital Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$2,468,674	$2,097,702
Federal funds sold	39,000	659,000
Short-term investments	2,096,150	1,720,652
Investment securities - available for sale	37,054,260	30,764,707
Investment securities - held to maturity (fair value of $4,212,522
and $4,655,929 at June 30, 2004 and December 31, 2003, respectively	4,121,204	4,492,515
Loans receivable, net	71,178,713	65,301,311
Properties and equipment, net	2,849,962	2,906,983
Accrued interest receivable	564,880	503,743
Other real estate owned	378,880	378,880
Other assets	707,799	302,555

Total assets	$121,459,522	$109,128,048

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$17,561,586	$15,219,085
Interest bearing deposits	87,549,810	78,018,488

Total deposits	105,111,396	93,237,573
Accrued interest payable	54,522	54,426
Federal Home Loan Bank advance	2,500,000	2,500,000
Other borrowings	879,593	805,174
Accrued expenses and other liabilities	191,868	165,100

Total liabilities	108,737,379	96,762,273

Shareholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized, 1,179,237 shares
issued at June 30, 2004 and 1,084,130 at December 31, 2003	11,792	10,841
Additional paid-in-capital	11,976,984	10,771,998
Retained earnings	1,418,621	1,605,571
Accumulated other comprehensive loss	(685,254)	(22,635)

Total shareholders' equity	12,722,143	12,365,775

Total liabilities and shareholders' equity	$121,459,522	$109,128,048

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Income
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$1,078,054	$1,011,849	$2,122,356	$2,011,147
Federal funds sold	4,063	25,105	12,680	48,337
Securities, short-term investments, and cash	378,805	220,856	677,237	410,373

Total interest income	1,460,922	1,257,810	2,812,273	2,469,857

Interest expense:
Deposits	257,404	327,561	489,775	664,505
Other borrowings	25,046	23,737	51,504	47,194

Total interest expense	282,450	351,298	541,279	711,699

Net interest income	1,178,472	906,512	2,270,994	1,758,158
Provision for loan losses	62,552	29,197	118,121	59,197

Net interest income after provision
for loan losses	1,115,920	877,315	2,152,873	1,698,961

Non-interest income:
Service charges on deposit accounts	136,876	144,619	265,949	284,927
Realized net gains on sales of securities	11,455	41,282	11,455	67,994
Insurance and brokerage commissions	14,709	15,340	25,778	44,458
Mortgage origination fees	28,215	43,435	56,224	87,339
Other	24,781	31,870	65,173	78,138

Total non-interest income	216,036	276,546	424,579	562,856

Non-interest expenses:
Salaries and employee benefits	466,826	396,430	896,167	846,210
Occupancy and equipment	79,141	91,205	156,614	173,546
Consulting and professional fees	25,331	28,591	83,113	95,869
Customer related	31,956	28,449	65,854	57,834
General operating	35,996	34,987	83,263	70,372
Data processing	67,536	68,696	134,999	131,251
Other	65,140	51,414	113,973	96,385

Total non-interest expenses	771,926	699,772	1,533,983	1,471,467

Income before income taxes	560,030	454,089	1,043,469	790,350
Income tax provision	193,291	157,595	358,235	261,678

Net income	$366,739	$296,494	$685,234	$528,672

Earnings per share:
Basic	$.31	$.26	$.59	$.46
Diluted	$.29	$.24	$.54	$.43

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Statement of Changes in Shareholders’ Equity and Comprehensive Income
For the Six Months ended June 30, 2003 and June 30, 2004
(Unaudited)

					Accumulated
		Additional			Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2002	1,046,193	$10,462	$10,411,763	$1,093,901	$128,848	$11,644,974
Comprehensive Income:
Net income	-	-	-	528,672	-	528,672
Accumulated other comprehensive
income net of income tax of $99,069	-	-	-	-	19,756	19,756
Total comprehensive income	-	-	-	-	-	548,428
Stock dividend (5%)	52,090	521	614,141	(614,662)	-	-
Cash paid in lieu of stock dividends	-	-	-	(2,593)	-	(2,593)
Stock options exercised	-	-	-	-	-	-

Balance, June 30, 2003	1,098,283	10,983	11,025,904	1,005,318	148,604	12,190,809

Balance, December 31, 2003	1,084,130	10,841	10,771,998	1,605,571	(22,635)	12,365,775
Comprehensive Income:
Net income	-	-	-	685,234	-	685,234
Accumulated other comprehensive
loss net of income tax benefit
of $456,836	-	-	-	-	(662,619)	(662,619)

Total comprehensive income	-	-	-	-	-	22,615

Stock dividend (5%)	53,843	538	865,796	(866,334)	-	-
Cash paid in lieu of stock dividends	-	-	-	(5,850)	-	(5,850)
Stock options exercised	41,264	413	339,190	-	-	339,603

Balance, June 30, 2004	1,179,237	$11,792	$11,976,984	$1,418,621	$(685,254)	$12,722,143

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months
	ended June 30,
	2004	2003
Operating activities:
Net income	$685,234	$528,672
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	72,486	96,125
Provision for loan losses	118,121	59,197
Amortization of held to maturity investments	21,311	26,620
Changes in deferred and accrued amounts:
Other assets and accrued interest receivable	(466,381)	67,537
Accrued expenses and other liabilities	26,864	(36,873)

Net cash provided by operating activities	457,635	741,278

Investing activities:
Activity in securities available for sale:
Sales	1,496,250	6,433,700
Purchases	(23,625,250)	(15,719,301)
Maturities and calls	15,176,828	4,870,154
Maturities in held to maturity investments	350,000	-
Net increase in short-term investments	(375,498)	(935,350)
Purchase of property and equipment	(15,465)	(34,410)
Loan originations and principal collections - net	(5,995,523)	(2,397,860)
Net decrease in federal funds sold	620,000	795,000

Net cash used for investing activities	(12,368,658)	(6,988,067)

Financing activities:
Exercise of stock options	339,603	-
Net increase in deposits	11,873,823	7,238,836
Net increase (decrease) in other borrowings	74,419	(277,787)
Payment of cash dividends in lieu of stock for fractional shares	(5,850)	(2,593)

Net cash provided by financing activities	12,281,995	6,958,456

Net increase in cash and due from banks	370,972	711,667
Cash and due from banks at beginning of period	2,097,702	3,311,246

Cash and due from banks at end of period	$2,468,674	$4,022,913

Supplemental disclosure:
Cash paid during the period for interest	$541,183	$716,764

Income taxes paid	$328,049	$263,172

Unrealized net (loss) gain on securities available for sale, net of income tax	$(662,619)	$19,756

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company’s fiscal year ended December 31, 2003, included in the Company’s Form 10-KSB for the year ended December 31, 2003.

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

Note 3. Earnings per share

        The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Three months ended June 30,		Six months ended June
	2004	2003	2004	2003
Numerator:
(included in basic and diluted earnings per share)	$366,739	$296,494	$685,234	$528,672

Denominator:
Weighted average common shares outstanding for:
Basic earnings per share	1,165,898	1,153,197	1,152,405	1,144,736
Dilutive securities:
Stock options - Treasury stock method	116,610	100,974	115,273	89,672

Diluted earnings per share	1,282,508	1,254,171	1,267,678	1,234,408

The average market price used in calculating
assumed number of shares	$19.52	$14.78	$18.18	$13.50

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

        The Company sponsors a stock option plan (the Plan) for the benefit of the directors, officers and employees. The Board may grant up to 303,876 options (adjusted for 5% stock dividends issued March 2001, January 2002, January 2003, and January 2004). During the first two quarters of 2004, no stock options were granted. During the first quarter of 2003, the Board granted 15,000 stock options at an exercise price of $12.90 that vest over the next two years and expire in 2013. During the second quarter of 2003, the Board granted 1,500 stock options at an exercise price of $15.00 which vest over three years and expire in 2013. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below:

	For the three months ended		For the three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$366,739	$296,494	$685,234	$528,672
Net income - Proforma	$351,049	$293,372	$653,854	$512,125
Earnings per share - As reported
Basic	$0.31	$0.26	$0.59	$0.46
Diluted	$0.29	$0.24	$0.54	$0.43
Earnings per share - Proforma
Basic	$0.30	$0.25	$0.57	$0.45
Diluted	$0.27	$0.23	$0.52	$0.41

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

        The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

OVERVIEW

        The following discussion describes our results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as well as results for the six months ended June 30, 2004 and 2003, and also analyzes our financial condition as of June 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance for the three and six months ended June 30, 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we intend to direct a substantial percentage of our earning assets into our loan portfolio. We have also included a table that provides detail about our loans.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW – Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

        Our net income for the second quarter of 2004 was $366,739 compared to $296,494 for the same period last year, an increase of 24%. The basic income per share was $0.31 per share compared to $0.26 per share for the three months ended June 30, 2003. The improvement in earnings resulted primarily from growth in the level of earning assets and reductions in interest expense paid on deposits. The level of average earning assets was $115.4 million for the three months ended June 30, 2004 compared to $101.4 million for the three months ended June 30, 2003.

        Net interest income represents the difference between interest received or accrued on interest-earning assets and interest paid or accrued on interest-bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest-earning assets and interest-bearing liabilities, on an annualized basis, for the three month periods ended June 30, 2004 and 2003. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three months ended June 30, 2004			Three months ended June 30, 2003
	Average	Interest	Yield	Average	Interest	Yield
	Balance	Income/Expense	/Rate	Balance	Income/Expense	/Rate
ASSETS
Federal funds sold	1,778,151	$4,063	0.91%	8,665,468	$25,105	1.16%
Short-term investments	1,986,861	13,838	2.79%	2,931,860	22,382	3.06%
Securities	41,074,509	364,967	3.55%	28,132,797	198,474	2.83%
Loans	70,599,654	1,078,054	6.11%	61,664,829	1,011,849	6.58%

Total earnings assets	115,439,175	1,460,922	5.06%	101,394,954	1,257,810	4.98%

Cash and due from banks	2,756,856			2,264,596
Premises and equipment	2,860,344			3,020,547
Other assets	1,813,177			1,633,961
Allowance for loan losses	(1,032,822)			(877,010)

Total assets	121,836,730			107,437,048

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts	16,670,122	13,760	0.33%	15,143,634	14,292	0.38%
Money market accounts	12,733,065	16,205	0.51%	11,693,915	27,841	0.95%
Savings deposits	12,626,560	16,780	0.53%	12,603,937	43,248	1.38%
Time deposits	47,198,642	210,659	1.79%	38,642,071	242,180	2.51%

Total interest bearing
deposits	89,228,389	257,404	1.15%	78,083,557	327,561	1.68%
Interest-bearing borrowings	3,172,913	25,046	3.16%	2,745,337	23,737	3.47%

Total interest bearing
liabilities	92,401,302	282,450	1.22%	80,828,894	351,298	1.74%

Demand deposits	16,409,896			14,482,286
Other liabilities	114,245			287,050
Shareholders' equity	12,911,287			11,838,818

Total liabilities &
shareholders' equity	$121,836,730			$107,437,048

Net interest spread			3.84%			3.24%
Net interest income/margin		$1,178,472	4.08%		$906,512	3.59%

        Net interest income was $1,178,472 for the three months ended June 30, 2004 compared to $906,512 for the three months ended June 30, 2003, representing a 30% increase. The net interest margin (net interest income divided by average earning assets) was 4.08% for the three months ended June 30, 2004 compared to the net interest margin of 3.59% for the three months ended June 30, 2003. Net yields were higher in the second quarter this year as yields on earning assets have remained fairly constant overall, however we were able to lower the cost of funds by reducing rates paid on deposits.

        Interest income for the second quarter of 2004 was $1,460,922 compared to $1,257,810 for the same period in 2003. The volume of total average earning assets increased by approximately $14.0 million between the two periods, and the average rate earned on assets increased slightly from 4.98% to 5.06% primarily due to an increase on the yield in our securities portfolio. The largest component of interest income was interest and fees on loans amounting to $1,078,054 for the quarter ended June 30, 2004 compared to $1,011,849 for the comparable prior year period. Average loan balances increased by $8.9 million. The overall rate on the loan portfolio decreased from 6.58% for the three months ended June 30, 2003 to 6.11% for the three-month period ended June 30, 2004. Interest earned on federal funds sold decreased from $25,105 for the second quarter of 2003 to $4,063 for the second quarter of 2004 as the average balance of federal funds sold decreased by $6.9 million, and the yield fell from 1.16% to 0.91%. Federal funds sold were decreased in order to fund investments in securities and to fund loan growth. The securities portfolio earned $364,967 for the second quarter of 2004 with a yield of 3.55%. For the second quarter of 2003, the portfolio earned $198,474 with a yield of 2.83%. The portfolio was increased by $12.9 million and the yield increased primarily as a result of the extension of the maturity of the investment portfolio. For the second quarter of 2003, the average maturity was 2.84 years, and in the second quarter of 2004, the average maturity was 4.75 years.

        Interest expense decreased from $351,298 for the three months ended June 30, 2003 to $282,450 for the three months ended June 30, 2004. The decrease was the result of the decrease in rates paid on deposits and other liabilities, from an average of 1.74% for the second quarter last year to an average rate of 1.22% for the second quarter this year. Average interest-bearing liabilities, primarily deposits, increased by $11.6 million, or 14%.

Non-interest Income

        Non-interest income for the three-month period ended June 30, 2004 was $216,036 compared to $276,546 for the same period in 2003. Service charges on deposit accounts decreased by $7,743, or 5%, primarily due to a decrease in commercial NSF fees between the two periods under comparison. Included in net income for the second quarter of 2003 were net gains on sale of securities in the amount of $41,282. There were $11,455 in security gains in the second quarter of 2004. Brokered mortgage fee income declined $15,220 in the second quarter from 2003 levels to produce $28,215 in income for the second quarter of 2004 compared to $43,435 for the same quarter last year. This type of fee income is extremely interest rate sensitive, and we have seen a decline in refinancing activity from last year’s levels. We expect this trend may continue as the Federal Reserve reversed its rate-cutting policy and increased the federal funds rate by 25 basis points in the second quarter. Other non-interest income, primarily fees, decreased from $31,870 to $24,781. This is partially due to the fact that we have begun providing free internet banking to certain of our deposit customers.

Non-interest Expenses

        Non-interest expenses for the quarters ended June 30, 2004 and 2003 were $771,926 and $699,772, respectively, an increase of $72,154, or 10%. The largest component of non-interest expense was salaries and employee benefits which increased from $396,430 to $466,826. This increase was primarily due to general merit increases in salaries and benefits and the fact that an officer position was temporarily unfilled during the second quarter of 2003. Occupancy and equipment expenses declined from $91,205 to $79,141 due to certain assets within the company becoming fully depreciated since the same quarter last year. Other expenses increased from $51,414 to $65,140 primarily due to increased advertising expenditures.

EARNINGS REVIEW – Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

        Our net income for the six months ended June 30, 2004 was $685,234 compared to $528,672 for the same period last year, an increase of 30%. The basic income per share increased to $.59 compared to $.46 for the same period in 2003, as adjusted for the stock dividends paid in 2003 and 2004. This improvement in earnings is the net result of increased interest income due to growing loan and securities portfolios that more than offset a higher loan loss provision, increased non-interest expense and decreased non-interest income. The level of average earning assets was $111.0 million for the six months ended June 30, 2004 compared to $98.9 million for the six months ended June 30, 2003. The average yield on earning assets stayed roughly the same, increasing only slightly from 5.04% to 5.07% between the two periods.

        The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the six month periods ended June 30, 2004 and 2003, along with average balances and the related interest income and interest expense amounts.

	Six months ended June 30, 2004			Six months ended June 30, 2003
	Average	Interest	Yield	Average	Interest	Yield/
	Balance	Income/Expense	/Rate	Balance	Income/Expense	Rate
ASSETS
Federal funds sold	$2,788,856	$12,680	0.91%	$8,315,399	$48,337	1.17%
Cash and short-term investments	1,864,999	25,977	2.79%	2,927,112	44,366	3.06%
Securities	36,971,444	651,260	3.52%	26,695,250	366,007	2.76%
Loans	69,341,745	2,122,356	6.12%	60,924,853	2,011,147	6.66%

Total earning assets	110,967,044	2,812,273	5.07%	98,862,614	2,469,857	5.04%

Cash and due from banks	2,718,218			2,408,820
Premises and equipment	2,878,982			3,035,732
Other assets	1,769,811			1,456,878
Allowance for loan losses	(1,002,052)			(863,435)

Total assets	117,332,003			104,900,609

IABILITIES &EQUITY
Interest-bearing deposits:
Transaction accounts	15,808,815	26,257	0.33%	14,155,966	28,041	0.40%
Money market accounts	12,517,723	31,907	0.51%	11,828,655	57,346	0.98%
Savings deposits	12,728,346	33,835	0.53%	12,740,222	86,932	1.38%
Time deposits	44,006,513	397,776	1.81%	37,682,191	492,186	2.63%

Total interest bearing deposits	85,061,397	489,775	1.15%	76,407,034	664,505	1.75%
Interest-bearing borrowings	3,268,274	51,504	3.15%	2,763,930	47,194	3.44%

Total interest-bearing liabilities	88,329,671	541,279	1.23%	79,170,964	711,699	1.81%
Demand deposits	15,847,949			13,683,743
Other liabilities	169,222			300,824
Shareholders' equity	12,985,161			11,745,078

Total liabilities &
shareholders equity	$117,332,003			$104,900,609

Net interest spread			3.84%			3.23%
Net interest income/margin		$2,270,994	4.09%		$1,758,158	3.59%

        Net interest income was $2,270,994 for the six months ended June 30, 2004 compared to $1,758,158 for the six months ended June 30, 2003. The net interest margin (net interest income divided by average earning assets) was 4.09% for the six months ended June 30, 2004 compared to the net interest margin of 3.59% for the six months ended June 30, 2003.

        Interest income for the first six months of 2004 was $2,812,273 compared to $2,469,857 for the same period in 2003. The volume of total average earning assets increased from $98.9 million at June 30, 2003 to $111.0 million at June 30, 2004, and the average rate earned on assets was comparable with a slight net increase from 5.04% to 5.07%. The largest component of interest income was interest and fees on loans amounting to $2,122,356 for the six months ended June 30, 2004 compared to $2,011,147 for the comparable prior year period. The overall rate on the loan portfolio decreased from 6.66% for the six months ended June 30, 2003 to 6.12% for the six month period ended June 30, 2004 as interest rates continued to decline in the economy. Average loan balances, however, increased by approximately $8.4 million. The average balance in federal funds sold decreased by approximately $5.5 million as the funds were deployed into the loan and securities portfolios, and the average yield fell from 1.17% to 0.91% resulting in a decrease of interest earned on federal funds sold from $48,337 to $12,680. Interest income on securities increased between the two periods from $366,007 to $651,260 as the average balances were higher by about $10.3 million, and the yield increased from 2.76% to 3.52% largely due to lengthened maturities within the portfolio.

        Interest expense decreased from $711,699 for the six months ended June 30, 2003 to $541,279 for the six months ended June 30, 2004 due to a decrease in average rates paid on liabilities from 1.81% to 1.23%. This decrease occurred even though the size of average interest-bearing liabilities, primarily deposits, increased from $79.2 million to $88.3 million, an increase of 12%.

Non-interest Income

        Non-interest income for the six month period ended June 30, 2004 was $424,579 compared to $562,856 for the same period in 2003. Of this total, $265,949 represented service charges on deposit accounts for the six months ended June 30, 2004 compared to $284,927 for the comparable period in 2003. The decrease in income from deposit service charges is largely due to a decrease in the volume of NSF income on certain commercial accounts. We had a gain on sale of securities of $11,455 during the six months ended June 30, 2004 compared to a gain of $67,994 during the same period last year. Fees generated from our financial services’ subsidiary declined from $44,458 for the first half of 2003 to $25,778 for the first half of 2004. Low interest rates had a direct bearing on the sale of annuity products. Brokered mortgage fees decreased from $87,339 to $56,224 as refinancing activity slowed. It is anticipated that refinancing activity will not reach previous levels again in the near future as the Federal Reserve reversed its rate-cutting policy and increased the federal funds rate 25 basis points in the second quarter. The remaining $65,173 of other non-interest income for the first half of 2004 consisted of income generated from other fees charged such as check cashing fees, internet fees, and commissions on sale of checks to customers. The comparable amount for last year was $78,138. The decline can be attributed to the waiver of internet fees to certain customers and to certain other income recognized on a one-time basis in 2003.

Non-interest Expenses

        Non-interest expenses for the six month periods ended June 30, 2004 and 2003 were $1,533,983 and $1,471,467, respectively, a 4% increase. The largest component of non-interest expense, salaries and employee benefits, increased 6% from $846,210 for the six months ended June 30, 2003 to $896,167 for the six months ended June 30, 2004. Occupancy and equipment expense decreased due to certain assets becoming fully depreciated. Other changes in non-interest expenses were primarily due to the continued growth of the bank.

Provision for Loan Losses

        The provision for loan losses was $118,121 and $59,197 for the six months ended June 30, 2004 and 2003, bringing the total reserve balance to $1,030,000 and $900,000 at June 30, 2004 and 2003, respectively. This amount represents 1.42% of gross loans at June 30, 2004 and at June 30, 2003. It reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. The reserve has specifically been increased in relation to gross loans due to the uncertainty that may exist in our portfolio with respect to current economic conditions existing in our market. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions in accordance with management’s evaluation that we believe to be reasonable, but which may or may not prove to be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had no loans that were classified as non-accrual at June 30, 2004 compared to $1,861 in non-accrual loans at June 30, 2003. There were net charge-offs of $28,121 for the six months ended June 30, 2004 and net recoveries of $802 for the six months ended June 30, 2003.

BALANCE SHEET REVIEW

        Total consolidated assets grew by $12.3 million from $109,128,048 at December 31, 2003 to $121,459,522 at June 30, 2004. The increase was generated primarily through deposit growth of $11.9 million. The funds were invested in our loan portfolio which increased by a net amount of $5.9 million and in our available for sale investment securities, which increased by $6.3 million.

Loans

        Outstanding net loans represent the largest component of earning assets as of June 30, 2004 at $71,178,713, or approximately 62% of total earning assets. Net loans increased $5,877,402, or 9%, since December 31, 2003.

        The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the six months ended June 30, 2004 was 6.12% as compared to a yield of 6.45% for the year ended December 31, 2003.

        The principal components of our loan portfolio at June 30, 2004 and December 31, 2003 consisted of real estate loans, comprising approximately 85.6% and 87.9% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Commercial and industrial	$8,366,318	11.6%	$5,980,976	9.0%
Real estate mortgage - residential	19,859,596	27.4%	19,329,951	29.1%
Real estate mortgage - commercial	41,833,652	57.8%	38,765,316	58.4%
Real estate mortgage - other	268,953	0.4%	269,797	0.4%
Consumer and other	2,069,211	2.8%	2,050,922	3.1%

Total loans	72,397,730	100.0%	66,396,962	100.0%
Allowance for loan losses	(1,030,000)		(940,000)
Unearned fees	(189,017)		(155,651)

Total net loans	$71,178,713		$65,301,311

Allowance for Loan Losses

        The allowance for loan losses at June 30, 2004 was $1,030,000, or 1.42% of loans outstanding, compared to an allowance of $940,000, or 1.42% of loans outstanding, at December 31, 2003. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The bank’s policy has been to review the allowance for loan losses using a reserve factor for each type of loan since there have been few delinquencies and little charge-off activity since the bank’s inception. The overall objective is to apply percentages to the loans based on management’s assessment of the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and the experience of our bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our bank’s lenders, delinquency trends, and other factors. The bank’s general strategy is to maintain a minimum coverage of a certain percentage of gross loans until it has sufficient historical data and trends available.

Federal Funds Sold, Short-Term Investments and Securities

        Federal funds sold (cash invested in overnight funds), short-term investments, and securities represented approximately 38% of earning assets at June 30, 2004, or $43,310,614. This represented an increase of $5.7 million from the December 31, 2003 balance of $37,636,874. The combined yield on invested federal funds sold, cash and short-term investments, and securities was 3.31% for the six months ended June 30, 2004 compared to 2.59% for the year ended December 31, 2003. Short-term investments at June 30, 2004 and at December 31, 2003 consisted of commercial paper in another financial institution with balances of $2,096,150 and $1,720,652, respectively. Included in available-for-sale securities is $289,800 of stock purchased in the Federal Home Loan Bank of Atlanta (FHLB), of which $15,600 was purchased in the first quarter of 2004. This purchase was a requirement from the FHLB as a condition of membership and borrowing capabilities.

Other Real Estate Owned

        In November 2002, we foreclosed on certain property in Richmond County, Georgia. The carrying value of the property was $378,880 at June 30, 2004 and December 31, 2003. Since quarter end, we have sold a portion of the property leaving a balance of approximately $100,000. We believe that the remaining carrying value is not impaired and that any future sale of the remaining property would be in an amount sufficient to realize its carrying value.

Deposits and Other Borrowings

        Our primary source of funds for loans and investments is deposits. Deposits grew $11,873,823, or 13%, since year-end 2003 for a total of $105,111,396 at June 30, 2004. The average rates paid on interest-bearing deposits were 1.15% and 1.75% at June 30, 2004 and December 31, 2003, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have been able to realize decreases in the price of our deposits due to the low interest rate environment in the general economy and in the local market. It is anticipated that rates will begin to increase now that the general trend in interest rates has begun to reverse.

        In April 2002, we secured an advance of $2,500,000 with the FHLB at a rate of 3.65%. The loan has a five year maturity with early conversion options that began as of April 2004 and continue each quarter thereafter. If the FHLB exercises its conversion option, the advance will be converted to a floating rate or can be repaid without penalty. If the FHLB does not exercise its option, the advance will continue at the original rate. Thus far, the FHLB has not exercised its conversion option.

Shareholders’ Equity

        The Board of Directors declared a 5% stock dividend which was paid on January 29, 2004 to shareholders of record on January 15, 2004. The number of shares issued was 53,843 with a market value of $16.09 for a total decrease in retained earnings of $866,334. Cash paid in lieu of stock for fractional shares totaled $5,850.

        During the first six months of 2004, employees exercised stock options for which 41,264 shares of stock have been issued. Our Board of Directors authorized in the first quarter the repurchase of up to 100,000 shares of the outstanding shares of stock in the company. No purchases have been made since that authorization.

Liquidity and Sources of Capital

        At June 30, 2004, our liquid assets, consisting of cash and due from banks and Federal funds sold, amounted to $2,507,674, representing 2.1% of total assets. Short-term investments (which carry terms of less than 90 days and could be considered a cash equivalent) and available for sale securities equaled $39,150,410, or 32.2% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the six months ended June 30, 2004, total deposits increased by $11,873,823, representing an increase of 13%, or 25% on an annualized basis. Growth for the year thus far is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

        We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the bank maintains two unsecured lines of credit from correspondent banks, one in the amount of $4,670,000 and another for $1,800,000. The bank is also a member of the FHLB, from which additional applications may be made for borrowing capabilities, if needed.

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

        Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at June 30, 2004:

		Well-Capitalized	Minimum
	Ratio	Requirement	Requirement
Tier 1 capital	10.49%	6.00%	4.0%
Total capital	11.70%	10.00%	8.0%
Tier 1 leverage ratio	7.62%	5.00%	4.0%

Off-Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $28,373,000 through various types of commercial lending arrangements and we had $803,000 in standby letters of credit issued, the fair value of which is insignificant. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3. Internal Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number (or
	(a) Total	(b) Average	(c) Total Number of	Appropriate Dollar
	Number of	Price	Shares (or Units)	Value) of Shares (or
	Shares (or	Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
April 1 - 30, 2004	0	n/a	0	100,000
May 1 - 31, 2004	0	n/a	0	100,000
June 1 - 30, 2004	0	n/a	0	100,000
TOTAL	0	n/a	0	100,000

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 30, 2004 for which there were two matters submitted to a vote of security holders. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

The first matter submitted for a vote of security holders was the election of certain directors. Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class II directors are Raymond D. Brown and Anthony E. Jones. The current Class III directors are Thomas H. Lyles, James D. McNair, Russell D. Phelon, and Tommy B. Wessinger. The current Class I directors are Margaret Holley-Taylor, Clark D. Moore, M.D., Donald W. Thompson, and John B. Tomarchio, M.D. The current terms of the Class II directors expired at this year’s annual meeting held April 30, 2004 therefore leaving the Class II directors up for reelection for a three year term. The number of votes for the election of the Class II directors was as follows: There were 971,947 votes for the reelection of Raymond D. Brown and 0 votes withheld from voting on Mr. Brown’s reelection. There were 971,099 votes for the reelection of Anthony E. Jones and 848 votes withheld on Mr.

Jones’ reelection. The terms of the Class III directors will expire at the 2005 Annual Meeting of Shareholders, and the terms of the Class I directors will expire at the 2006 Annual Meeting of Shareholders.

The second matter submitted for a vote to security holders was the ratification of Elliott Davis, LLC as our independent public accountants. There were 965,454 votes for the ratification of Elliott Davis, LLC, 4,063 votes withheld, and 2,430 votes against their ratification.

Both of the above matters were approved and recorded in the Company’s minute book from the annual meeting of shareholders. There were no other matters voted on by the Company’s shareholders at our annual meeting held on April 30, 2004.

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

   (a) Exhibits:

Exhibit     Description

  31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

  31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

  32           Section 1350 Certifications.

                 (b) Reports on Form 8-K –

                 The following reports were filed on Form 8-K during the quarter ended June 30, 2004:

The Company filed a Form 8-K on April 21, 2004 to disclose the issuance of a press release announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

People's Community Capital Corporation (Registrant) By: /s/ Tommy B. Wessinger Tommy B. Wessinger Chief Executive Officer

Date: August 9, 2004

By: /s/ Jean H. Covington Jean H. Covington Principal Accounting and Chief Financial Officer

Date: August 9, 2004

INDEX TO EXHIBITS

Exhibit
Number         Description

31.1       Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2       Rule 13a-14(a) Certification of the Chief Financial Officer.

32          Section 1350 Certifications.