Form 10QSB
period 2004-09-30
PEOPLES COMMUNITY CAPITAL CORP
filed 2004-11-10
CIK 1037249

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2004

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,179,237 shares of common stock, par value $.01 per share, outstanding at November 10, 2004.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

People's Community Capital Corporation
Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$2,365,657	$2,097,702
Federal funds sold	0	659,000
Short-term investments	1,991,750	1,720,652
Investment securities - available for sale	35,451,958	30,764,707
Investment securities - held to maturity (fair value of $4,239,328 and
$4,655,929 at September 30, 2004 and December 31, 2003, respectively)	4,111,276	4,492,515
Loans receivable, net	77,875,674	65,301,311
Properties and equipment, net	2,860,384	2,906,983
Accrued interest receivable	577,830	503,743
Other real estate owned	100,180	378,880
Other assets	385,279	302,555

Total assets	$125,719,988	$109,128,048

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$15,827,442	$15,219,085
Interest bearing deposits	87,588,953	78,018,488

Total deposits	103,416,395	93,237,573
Accrued interest payable	67,319	54,426
Federal Home Loan Bank advances	6,500,000	2,500,000
Other borrowings	1,745,374	805,174
Accrued expenses and other liabilities	298,499	165,100

Total liabilities	112,027,587	96,762,273

Shareholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized, 1,179,237 shares
issued at September 30, 2004 and 1,084,130 at December 31, 2003	11,792	10,841
Additional paid-in-capital	11,976,984	10,771,998
Retained earnings	1,773,007	1,605,571
Accumulated other comprehensive loss	(69,382)	(22,635)

Total shareholders' equity	13,692,401	12,365,775

Total liabilities and shareholders' equity	$125,719,988	$109,128,048

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Consolidated Statements of Income
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$1,205,035	$974,909	$3,327,391	$2,986,056
Federal funds sold	322	15,759	13,002	64,096
Securities, short-term investments, and cash	377,854	224,907	1,055,091	635,280

Total interest income	1,583,211	1,215,575	4,395,484	3,685,432

Interest expense:
Deposits	277,258	283,597	767,033	948,102
Other borrowings	42,714	23,893	94,218	71,087

Total interest expense	319,972	307,490	861,251	1,019,189

Net interest income	1,263,239	908,085	3,534,233	2,666,243
Provision for loan losses	33,058	19,061	151,179	78,258

Net interest income after provision
for loan losses	1,230,181	889,024	3,383,054	2,587,985

Non-interest income:
Service charges on deposit accounts	127,038	170,405	392,987	455,332
Realized net gains on sales of securities	2,108	-	13,563	67,994
Insurance and brokerage commissions	8,064	10,222	33,842	54,680
Mortgage origination fees	16,292	65,508	72,516	152,847
Other	29,660	27,175	94,833	105,313

Total non-interest income	183,162	273,310	607,741	836,166

Non-interest expenses:
Salaries and employee benefits	492,565	410,170	1,388,733	1,256,380
Occupancy and equipment	82,692	90,733	239,306	264,279
Consulting and professional fees	33,689	30,029	116,801	125,898
Customer related	31,989	41,906	97,843	99,740
General operating	44,458	41,781	127,721	112,153
Data processing	73,716	65,766	208,715	197,017
Merger-related expenses	45,000	0	45,000	0
Other	69,165	43,060	183,138	139,445

Total non-interest expenses	873,274	723,445	2,407,257	2,194,912

Income before income taxes	540,069	438,889	1,583,538	1,229,239
Income tax provision	185,683	146,195	543,918	407,873

Net income	$354,386	$292,694	$1,039,620	$821,366

Earnings per share:
Basic	$.30	$.25	$.90	$.72
Diluted	$.27	$.23	$.81	$.66

See accompanying Notes to Consolidated Financial Statements.

People's Community Capital Corporation
Statement of Changes in Shareholders' Equity and Comprehensive Income
For the Nine Months ended September 30, 2003 and September 30, 2004
(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2002	1,046,193	$10,462	$10,411,763	$1,093,901	$128,848	$11,644,974
Comprehensive Income:

Net income	-	-	-	821,366	-	821,366

Accumulated other comprehensive
loss net of income tax benefit
of $82,041	-	-	-	-	(123,062)	(123,062)

Total comprehensive income	-	-	-	-	-	698,304

Stock dividend (5%)	52,090	521	614,141	(614,662)	-	-

Cash paid in lieu of stock dividends	-	-	-	(2,593)	-	(2,593)

Stock options exercised	2,300	23	19,849	-	-	19,872

Balance, September 30, 2003	1,100,583	11,006	11,045,753	1,298,012	5,786	12,360,557

Balance, December 31, 2003	1,084,130	10,841	10,771,998	1,605,571	(22,635)	12,365,775

Comprehensive Income:

Net income	-	-	-	1,039,620	-	1,039,620

Accumulated other comprehensive
loss net of income tax benefit
of $31,165	-	-	-	-	(46,747)	(46,747)

Total comprehensive income	-	-	-	-	-	992,873

Stock dividend (5%)	53,843	538	865,796	(866,334)	-	-

Cash paid in lieu of stock dividends	-	-	-	(5,850)	-	(5,850)

Stock options exercised	41,264	413	339,190	-	-	339,603

Balance, September 30, 2004	1,179,237	$11,792	$11,976,984	$1,773,007	$(69,382)	$13,692,401

See accompanying Notes to Consolidated Financial Statements.

People's Community Capital Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months
	ended September 30,
	2004	2003
Operating activities:
Net income	$1,039,620	$821,366
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	109,527	143,321
Provision for loan losses	151,179	78,258
Amortization of held to maturity investments	31,239	39,931
Changes in deferred and accrued amounts:
Other assets and accrued interest receivable	(156,811)	12,162
Accrued expenses and other liabilities	146,292	(40,295)

Net cash provided by operating activities	1,321,046	1,054,743

Investing activities:
Activity in securities available for sale:
Sales	2,195,550	6,733,006
Purchases	(22,125,255)	(25,210,652)
Maturities and calls	15,195,707	11,041,041
Maturities and calls in held to maturity securities	350,000	0
Net decrease (increase) in short-term investments	(271,098)	43,820
Purchase of property and equipment	(62,928)	(34,410)
Loan originations and principal collections - net	(12,725,542)	(844,111)
Net decrease (increase) in federal funds sold	659,000	(651,000)
Sale of other real estate owned	278,700	0

Net cash used for investing activities	(16,505,866)	(8,922,306)

Financing activities:
Exercise of stock options	339,603	19,872
Net increase in deposits	10,178,822	7,058,509
Net increase (decrease) in other borrowings	4,940,200	(428,483)
Payment of cash dividends in lieu of stock for fractional shares	(5,850)	(2,593)

Net cash provided by financing activities	15,452,775	6,647,305

Net increase (decrease) in cash and due from banks	267,955	(1,220,258)
Cash and due from banks at beginning of period	2,097,702	3,311,246

Cash and due from banks at end of period	$2,365,657	$2,090,988

Supplemental disclosure:
Cash paid during the period for interest	$848,358	$1,029,472

Income taxes paid	$519,489	$413,872

Unrealized net loss on securities available for sale, net of income tax	$(46,747)	$(123,062)

See accompanying Notes to Consolidated Financial Statements.

People’s Community Capital Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.   Acquisition

        On October 18, 2004 People’s Community Capital Corporation, (the “Company”), People’s Community Bank of South Carolina, a South Carolina state bank and wholly-owned subsidiary of the Company (the “Bank”), and First Citizens Bank and Trust Company, Inc., a South Carolina state bank (“First Citizens”), entered into a merger agreement, under which the Company and the Bank will be merged with and into First Citizens, with First Citizens continuing after the merger as the surviving corporation.

        Under the merger agreement, the Company’s shareholders will receive $30.00 per share for the Company’s common stock. In exchange for signing an option release, holders of the Company’s stock options will receive for each share that may be acquired pursuant to their options, a cash payment equal to the spread between $30.00 per share and the exercise price per share of the Company’s stock covered by the option.

        The boards of directors of both the Company and First Citizens have approved the merger agreement, and the merger agreement and the transactions contemplated by the merger agreement are subject to the approval of the shareholders of the Company, regulatory approvals, and other customary closing conditions.

Note 2.   Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company’s fiscal year ended December 31, 2003, included in the Company’s Form 10-KSB for the year ended December 31, 2003.

Note 3.   Summary of organization

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

Note 4.   Earnings per share

        The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003
Numerator:
(included in basic and diluted earnings per share)	$354,386	$292,694	$1,039,620	$821,366

Denominator:
Weighted average common shares outstanding for:
Basic earnings per share	1,179,237	1,154,888	1,161,414	1,148,157
Dilutive securities:
Stock options - Treasury stock method	129,968	115,109	119,105	98,465

Diluted earnings per share	1,309,205	1,269,997	1,280,519	1,246,622

The average market price used in calculating
assumed number of shares	$24.52	$16.36	$19.57	$14.35

Note 5.   Stock option plan

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

        The Company sponsors a stock option plan (the Plan) for the benefit of the directors, officers and employees. The Board may grant up to 303,876 options (adjusted for 5% stock dividends issued March 2001, January 2002, January 2003, and January 2004). During the first nine months of 2004, no stock options were granted. During the first quarter of 2003, the Board granted 15,000 stock options at an exercise price of $12.90 that vest over two years and expire in 2013. During the second quarter of 2003, the Board granted 1,500 stock options at an exercise price of $15.00 which vest over three years and expire in 2013. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$354,386	$292,694	$1,039,620	$821,366
Net income - Proforma	$338,696	$289,572	$992,550	$801,697

Earnings per share - As reported
Basic	$0.30	$0.25	$0.90	$0.72
Diluted	$0.27	$0.23	$0.81	$0.66
Earnings per share - Proforma
Basic	$0.29	$0.25	$0.85	$0.70
Diluted	$0.26	$0.23	$0.78	$0.64

        The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 4.77%, the expected option life was ten years, the assumed dividend rate was zero and the expected volatility was 8.0%.

Note 6.   Recently issued accounting standards

        The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

        In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

        In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company’s financial position or results of operations.

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in the securities markets;

o	changes resulting from the announcement of our planned merger with First Citizens, including the potential loss of customers or employees;

o	the incurrence of costs associated with the planned merger with First Citizens; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

        We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the discussion under Allowance for Loan Losses section of this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.

OVERVIEW

        The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 and 2003, and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance for the three and nine months ended September 30, 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we intend to direct a substantial percentage of our earning assets into our loan portfolio. We have also included a table that provides detail about our loans.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW – Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

        Our net income for the third quarter of 2004 was $354,386 compared to $292,694 for the same period last year, an increase of 21%. The basic income per share was $0.30 per share compared to $0.25 per share for the three months ended September 30, 2003. The improvement in earnings resulted from growth in the level of earning assets and an increase in interest rates on earning assets. Interest rates have moved upward as the prime rate has increased three times since July 1, 2004 after a long period of declining rates. The level of average earning assets was $118.2 million for the three months ended September 30, 2004 compared to $101.5 million for the three months ended September 30, 2003.

        Net interest income represents the difference between interest received or accrued on interest-earning assets and interest paid or accrued on interest-bearing liabilities. The following presents, in a tabular form, average balance sheets that highlight the main components of interest-earning assets and interest-bearing liabilities, on an annualized basis, for the three month periods ended September 30, 2004 and 2003. Yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Average	Interest	Yield	Average	Interest	Yield
	Balance	Income/Expense	/Rate	Balance	Income/Expense	/Rate
ASSETS
Federal funds sold	102,935	$322	1.25%	6,695,231	$15,759	0.94%
Cash and short-term investments	2,096,097	14,747	2.81%	2,832,646	21,504	3.04%
Securities	40,797,831	363,107	3.56%	30,320,784	203,403	2.68%
Loans	75,243,704	1,205,035	6.41%	61,656,561	974,909	6.32%

Total earnings assets	118,240,567	1,583,211	5.35%	101,505,222	1,215,575	4.79%

Cash and due from banks	2,537,226			2,376,536
Premises and equipment	2,860,047			2,975,739
Other assets	1,464,017			1,564,812
Allowance for loan losses	(1,042,198)			(904,412)

Total assets	124,059,659			107,517,897

LIABILITIES & EQUITY
Interest-bearing deposits:
Transaction accounts	16,700,528	13,803	0.33%	15,521,072	13,245	0.34%
Money market accounts	12,597,186	16,380	0.52%	11,879,513	18,874	0.64%
Savings deposits	12,399,665	16,736	0.54%	12,971,088	25,605	0.79%
Time deposits	46,930,709	230,339	1.96%	37,274,944	225,873	2.42%

Total interest bearing
deposits	88,628,088	277,258	1.25%	77,646,617	283,597	1.46%
Interest-bearing borrowings	6,037,435	42,714	2.83%	2,813,938	23,893	3.40%

Total interest bearing
liabilities	94,665,523	319,972	1.35%	80,460,555	307,490	1.53%

Demand deposits	16,128,453			14,565,738
Other liabilities	66,943			261,626
Shareholders' equity	13,198,740			12,229,978

Total liabilities &
shareholders' equity	$124,059,659			$107,517,897

Net interest spread			4.00%			3.26%
Net interest income/margin		$1,263,239	4.27%		$908,085	3.58%

        Net interest income was $1,263,239 for the three months ended September 30, 2004 compared to $908,085 for the three months ended September 30, 2003, representing a 39% increase. The net interest margin (net interest income divided by average earning assets) was 4.27% for the three months ended September 30, 2004 compared to the net interest margin of 3.58% for the three months ended September 30, 2003. Net yields were higher in the third quarter this year as yields on earning assets have increased as mentioned above, and rates paid on deposits have lagged behind the increase on earning assets.

        Interest income for the third quarter of 2004 was $1,583,211 compared to $1,215,575 for the same period in 2003. The volume of total average earning assets increased by approximately $16.7 million between the two periods, and the average rate earned on assets increased from 4.79% to 5.35%. The rate increase is due to the general increase in rates as already mentioned, but also due to an increase on the yield in our securities portfolio pursuant to a lengthening of maturities. The largest component of interest income was interest and fees on loans amounting to $1,205,035 for the quarter ended September 30, 2004 compared to $974,909 for the comparable prior year period. Average loan balances increased by $13.6 million. The overall rate on the loan portfolio increased from 6.32% for the three months ended September 30, 2003 to 6.41% for the three-month period ended September 30, 2004. Interest earned on federal funds sold decreased from $15,759 for the third quarter of 2003 to $322 for the third quarter of 2004 as the average balance of federal funds sold decreased by

$6.6 million, and the yield increased from 0.94% to 1.25%. Federal funds sold were decreased in order to fund investments in securities and to fund loan growth. The securities portfolio earned $363,107 for the third quarter of 2004 with a yield of 3.56%. For the third quarter of 2003, the portfolio earned $203,403 with a yield of 2.68%. The portfolio was increased by $10.5 million and the yield increased primarily as a result of the extension of the maturity of the investment portfolio. For the third quarter of 2003, the average maturity was 2.84 years, and in the third quarter of 2004, the average maturity was 4.50 years.

        Interest expense increased from $307,490 for the three months ended September 30, 2003 to $319,972 for the three months ended September 30, 2004. The increase was the result of an increase in average interest-bearing deposits of $11.0 million and an increase in interest-bearing borrowings of $3.2 million. Rates paid on deposits and other liabilities actually decreased from an average of 1.53% for the third quarter last year to an average rate of 1.35% for the third quarter this year. We have been able to realize decreases in the price of our deposits due to the low interest rate environment in the general economy and in the local market. However, we do not expect this trend will continue and in fact anticipate that rates will begin to increase now that the general trend in interest rates has begun to reverse.

Non-interest Income

        Non-interest income for the three-month period ended September 30, 2004 was $183,162 compared to $273,310 for the same period in 2003. Service charges on deposit accounts decreased by $43,367, or 25%, due to a decrease in commercial NSF fees and a decrease in our authorized overdraft product between the two periods under comparison. There were $2,108 in security gains in the third quarter of 2004 compared to none in 2003. Brokered mortgage fee income declined from $65,508 for the third quarter of 2003 to $16,292 in the third quarter of 2004. This type of fee income is extremely interest rate sensitive, and we have seen a decline in refinancing activity from last year’s levels. We expect this trend may continue as the Federal Reserve reversed its rate-cutting policy and has cumulatively increased the federal funds rate by 75 basis points since the second quarter of this year.

Non-interest Expenses

        Non-interest expenses for the quarters ended September 30, 2004 and 2003 were $873,274 and $723,445, respectively, an increase of $149,829, or 21%. The largest component of non-interest expense was salaries and employee benefits which increased from $410,170 to $492,565. This increase was due to merit increases in salaries and benefits and in bonuses accrued. Occupancy and equipment expenses declined from $90,733 to $82,692 due to certain assets within the company becoming fully depreciated since the same quarter last year. Merger-related expenses of $45,000 were accrued in the third quarter in connection with our proposed merger with First Citizens Bank and Trust Company, Inc. that was announced on October 18, 2004. Other expenses increased from $43,060 to $69,165 primarily due to increased advertising expenditures.

EARNINGS REVIEW – Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

        Our net income for the nine months ended September 30, 2004 was $1,039,620 compared to $821,366 for the same period last year, an increase of 27%. The basic income per share increased to $.90 compared to $.72 for the same period in 2003, as adjusted for the stock dividends paid in 2003 and 2004. This improvement in earnings is the net result of increased interest income due to growing loan and securities portfolios and lower interest expense due to rate declines. These factors more than offset higher amounts added to the loan loss provision, a decline in non-interest income, and an increase in non-interest expense. The level of average earning assets was $113.4 million for the nine months ended September 30, 2004 compared to $99.8 million for the nine months ended September 30, 2003. The average yield on earning assets increased from 4.93% to 5.17% primarily due to increases in the securities portfolio associated with lengthened maturities as discussed above.

        The following presents, in a tabular form, yield and rate data for interest-bearing balance sheet components during the nine month periods ended September 30, 2004 and 2003, along with average balances and the related interest income and interest expense amounts.

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Average	Interest	Yield	Average	Interest	Yield/
	Balance	Income/Expense	/Rate	Balance	Income/Expense	Rate
ASSETS
Federal funds sold	$1,893,777	$13,002	0.92%	$7,769,790	$64,096	1.10%
Cash and short-term investments	1,942,035	40,724	2.80%	2,895,618	65,871	3.03%
Securities	38,256,299	1,014,367	3.54%	27,916,456	569,409	2.72%
Loans	71,323,425	3,327,391	6.22%	61,171,436	2,986,056	6.51%

Total earning assets	113,415,536	4,395,484	5.17%	99,753,300	3,685,432	4.93%

Cash and due from banks	2,575,596			2,489,798
Premises and equipment	2,869,847			3,015,517
Other assets	1,720,918			1,493,254
Allowance for loan losses	(1,015,644)			(877,244)

Total assets	119,566,253			105,874,625

LIABILITIES & EQUITY
Interest-bearing deposits:					41,286	0.38%
Transaction accounts	16,108,222	40,060	0.33%	14,616,002	41,286	0.38%
Money market accounts	12,544,404	48,287	0.51%	11,845,794	76,219	0.86%
Savings deposits	12,617,986	50,571	0.53%	12,818,023	112,537	1.17%
Time deposits	44,988,360	628,115	1.86%	37,544,950	718,060	2.55%

Total interest bearing deposits	86,258,972	767,033	1.19%	76,824,769	948,102	1.65%
Interest-bearing borrowings	4,269,721	94,218	2.94%	2,780,783	71,087	3.41%

Total interest-bearing liabilities	90,528,693	861,251	1.27%	79,605,552	1,019,189	1.71%
Demand deposits	15,921,984			13,980,979
Other liabilities	133,305			287,834
Shareholders' equity	12,982,271			12,000,260

Total liabilities &
shareholders equity	$119,566,253			$105,874,625

Net interest spread			3.90%			3.22%
Net interest income/margin		$3,534,233	4.15%		$2,666,243	3.56%

        Net interest income was $3,534,233 for the nine months ended September 30, 2004 compared to $2,666,243 for the nine months ended September 30, 2003. The net interest margin (net interest income divided by average earning assets) was 4.15% for the nine months ended September 30, 2004 compared to the net interest margin of 3.56% for the nine months ended September 30, 2003.

        Interest income for the first nine months of 2004 was $4,395,484 compared to $3,685,432 for the same period in 2003. The volume of total average earning assets increased from $99.8 million at September 30, 2003 to $113.4 million at September 30, 2004, and the average rate earned on assets increased from 4.93% to 5.17%. The largest component of interest income was interest and fees on loans amounting to $3,327,391 for the nine months ended September 30, 2004 compared to $2,986,056 for the comparable prior year period. The overall rate on the loan portfolio decreased from 6.51% for the nine months ended September 30, 2003 to 6.22% for the nine month period ended September 30, 2004 as interest rates in the general economy had been lower between the two periods under comparison. Average loan balances, however, increased by approximately $10.2 million. The average balance in federal funds sold decreased by approximately $5.9 million as the funds were deployed into the loan and securities portfolios, and the average yield fell from 1.10% to 0.92% resulting in a decrease of interest earned on federal funds sold from $64,096 to $13,002. Interest income on securities increased between the two periods from $569,409 to $1,014,367 as the average balances were higher by about $10.3 million, and the yield increased from 2.72% to 3.54% largely due to lengthened maturities within the portfolio.

        Interest expense decreased from $1,019,189 for the nine months ended September 30, 2003 to $861,251 for the nine months ended September 30, 2004 due to a decrease in average rates paid on liabilities from 1.71% to 1.27%. This decrease occurred even though the size of average interest-bearing liabilities, primarily deposits, increased from $79.6 million to $90.5 million, an increase of 14%.

Non-interest Income

        Non-interest income for the nine month period ended September 30, 2004 was $607,741 compared to $836,166 for the same period in 2003. Of this total, $392,987 represented service charges on deposit accounts for the nine months ended September 30, 2004 compared to $455,332 for the comparable period in 2003. The decrease in income from deposit service charges is largely due to a decrease in the volume of NSF income on certain commercial accounts as well as a decline in fees on our authorized overdraft product. We had a gain on sale of securities of $13,563 during the nine months ended September 30, 2004 compared to a gain of $67,994 during the same period last year. Fees generated from our financial services’ subsidiary declined from $54,680 for the nine months ended September 30, 2003 to $33,842 for the nine months ended September 30, 2004. Low interest rates had a direct bearing on the sale of annuity products. Brokered mortgage fees decreased from $152,847 to $72,516 as refinancing activity slowed. It is anticipated that refinancing activity will not reach previous levels again in the near future as the Federal Reserve reversed its rate-cutting policy and has cumulatively increased the federal funds rate 75 basis points since the end of the second quarter. The remaining $94,833 of other non-interest income for the nine months ended September 30, 2004 consisted of income generated from other fees charged such as check cashing fees, internet fees, and commissions on sale of checks to customers. The comparable amount for last year was $105,313. The decline can be attributed to the waiver of internet fees to certain customers and to certain other income recognized on a one-time basis in 2003.

Non-interest Expenses

        Non-interest expenses for the nine month periods ended September 30, 2004 and 2003 were $2,407,257 and $2,194,912 respectively, a 10% increase. The largest component of non-interest expense, salaries and employee benefits, increased 11% from $1,256,380 for the nine months ended September 30, 2003 to $1,388,733 for the nine months ended September 30, 2004. The increase was due to general merit increases in salaries and benefits and to increased bonus accruals. Occupancy and equipment expense decreased from $264,279 to $239,306 due to certain assets becoming fully depreciated. Merger-related expenses of $45,000 were accrued in the third quarter in connection with our proposed merger with First Citizens Bank and Trust Company, Inc. that was announced on October 18, 2004. Other increases in non-interest expenses were primarily due to the continued growth of the bank along with increased expenditures for advertising-related purposes.

Provision for Loan Losses

We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of income. The provision for loan losses was $151,179 and $78,258 for the nine months ended September 30, 2004 and 2003, bringing the total reserve balance to $1,065,000 and $915,000 at September 30, 2004 and 2003, respectively. This amount represents 1.35% of gross loans at September 30, 2004 and 1.48% at September 30, 2003. It reflects our estimate of the amounts necessary to maintain the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the loan portfolio. The reserve has specifically been increased in relation to gross loans due to the uncertainty that may exist in our portfolio with respect to current economic conditions existing in our market. See the description of the allowance for loan losses below. However, our judgment as to the adequacy of the allowance is based upon a number of assumptions in accordance with management’s evaluation that we believe to be reasonable, but which may or may not prove to be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. We had no loans that were classified as non-accrual at September 30, 2004, compared to $10,483 in non-accrual loans at September 30, 2003. There were net charge-offs of $26,179 for the nine months ended September 30, 2004 and net charge-offs of $3,258 for the nine months ended September 30, 2003.

BALANCE SHEET REVIEW

        Total consolidated assets grew by $16.6 million from $109,128,048 at December 31, 2003 to $125,719,988 at September 30, 2004. The increase was generated primarily through deposit growth of $10.2 million as well as through borrowings from the FHLB of $4.0 million. The funds were invested in our loan portfolio which increased by a net amount of $12.6 million and in our available for sale investment securities, which increased by $4.7 million.

Loans

        Outstanding net loans represent the largest component of earning assets as of September 30, 2004 at $77,875,674, or approximately 65% of total earning assets. Net loans increased $12,574,363, or 19%, since December 31, 2003.

        The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The average yield on our loans for the nine months ended September 30, 2004 was 6.22% as compared to a yield of 6.45% for the year ended December 31, 2003.

        The principal components of our loan portfolio at September 30, 2004 and December 31, 2003 consisted of real estate loans, comprising approximately 85.0% and 87.9% of total loans, respectively. Real estate loan means any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate portfolio component. The following table shows the composition of the loan portfolio by category.

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Commercial and industrial	$9,923,222	12.6%	$5,980,976	9.0%
Real estate mortgage - residential	21,396,641	27.0%	19,329,951	29.1%
Real estate mortgage - commercial	45,653,687	57.7%	38,765,316	58.4%
Real estate mortgage - other	253,521	0.3%	269,797	0.4%
Consumer and other	1,899,548	2.4%	2,050,922	3.1%

Total loans	79,126,619	100.0%	66,396,962	100.0%
Allowance for loan losses	(1,065,000)		(940,000)
Unearned fees	(185,945)		(155,651)

Total net loans	$77,875,674		$65,301,311

Allowance for Loan Losses

        There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for possible loan losses which we establish through charges in the form of a provision for loan losses. We charge loan losses and credit recoveries directly to this allowance. The allowance for loan losses at September 30, 2004 was $1,065,000, or 1.35% of loans outstanding, compared to an allowance of $940,000, or 1.42% of loans outstanding, at December 31, 2003. The allowance for loan losses is based upon our continuing evaluation of the collectibility of loans based somewhat on historical loan loss experience, but primarily on current economic conditions affecting the ability of borrowers to repay, the volume of loans, the quality of collateral securing non-performing and problem loans, and other factors deserving recognition. The bank’s policy has been to review the allowance for loan losses using a reserve factor for each type of loan since there have been few delinquencies and little charge-off activity since the bank’s inception. The overall objective is to apply percentages to the loans based on management’s assessment of the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and the experience of our bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our bank’s lenders, delinquency trends, and other factors. The bank’s general strategy is to maintain a minimum coverage of a certain percentage of gross loans until it has sufficient historical data and trends available. Our evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

Federal Funds Sold, Short-Term Investments and Securities

        As opposed to being in a federal funds sold position at the end of September, we were in a federal funds purchased position. See the Deposits and Other Borrowings section below for more comments. Short-term investments and securities represented approximately 34% of earning assets at September 30, 2004, or $41,554,984. This represented an increase of $3.9 million from the December 31, 2003 balance of $37,636,874. The combined yield on invested federal funds sold, cash and short-term investments, and securities was 3.38% for the nine months ended September 30, 2004 compared to 2.59% for the year ended December 31, 2003. Short-term investments at September 30, 2004 and at December 31, 2003 consisted of commercial paper in another financial institution with balances of $1,991,750 and $1,720,652, respectively. Included in available-for-sale securities is $325,000 of stock purchased in the Federal Home Loan Bank of Atlanta (FHLB), of which

$15,600 and $35,200 were purchased in the first and third quarters of 2004, respectively. These purchases were a requirement from the FHLB as a condition of membership and borrowing capabilities.

Other Real Estate Owned

        In November 2002, we foreclosed on certain property in Richmond County, Georgia. The carrying value of the property was $100,180 at September 30, 2004 and $378,880 at December 31, 2003. In the third quarter of 2004, we sold a portion of the property leaving a balance of $100,180. We believe that the remaining carrying value is not impaired and that any future sale of the remaining property would be in an amount sufficient to realize its carrying value.

Deposits and Other Borrowings

        Our primary source of funds for loans and investments is deposits. Deposits grew $10,178,822, or 11%, since year-end 2003 for a total of $103,416,395 at September 30, 2004. The average rates paid on interest-bearing deposits were 1.19% and 1.75% at September 30, 2004 and December 31, 2003, respectively. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions. We have been able to realize decreases in the price of our deposits due to the low interest rate environment in the general economy and in the local market. It is anticipated that rates will begin to increase now that the general trend in interest rates has begun to reverse.

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

        In August 2004, we secured two fixed rate advances from the FHLB totaling $4,000,000. One advance was for $2,000,000 at a rate of 2.41% with a maturity date of August 22, 2005. The other advance was for $2,000,000 at a rate of 2.70% with a maturity date of February 21, 2006. These advances were used for short-term liquidity and loan purposes. We purchased additional stock in the FHLB in the amount of $35,200 as a prerequisite to the advances.

        In addition, we were in a net federal funds purchased position as of September 30, 2004 with a balance of $867,000. As noted above, federal funds sold were decreased in order to fund investments in securities and to fund loan growth. The balance on our Treasury, Tax and Loan demand note with the Federal Reserve Bank of Richmond was $878,374 at September 30, 2004 for a total amount of other borrowings, aside from the FHLB, of $1,745,374. The average rate paid on all borrowings was 2.94% for the nine months ended September 30, 2004 compared to 3.41% for the nine months ended September 30, 2003.

Shareholders’ Equity

        Shareholders’ equity was $13.7 million and $12.4 million as of September 30, 2004 and December 31, 2003, respectively. The Board of Directors declared a 5% stock dividend which was paid on January 29, 2004 to shareholders of record on January 15, 2004. The number of shares issued was 53,843 with a market value of $16.09 for a total decrease in retained earnings of $866,334. Cash paid in lieu of stock for fractional shares totaled $5,850.

        During the first nine months of 2004, employees exercised stock options for which 41,264 shares of stock have been issued. Our Board of Directors authorized in the first quarter the repurchase of up to 100,000 shares of the outstanding shares of stock in the company. No purchases have been made since that authorization.

Liquidity and Sources of Capital

        At September 30, 2004, our liquid assets, consisting of cash and due from banks, amounted to $2,365,657, representing 1.9% of total assets. Short-term investments (which carry terms of less than 90 days and could be considered a cash equivalent) and available for sale securities equaled $37,443,708, or 29.8% of total assets. These securities provide a secondary source of liquidity because they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. For the nine months ended September 30, 2004, total deposits increased by $10,178,822, representing an increase of 11%, or 15% on an annualized basis. Growth for the year thus far is not necessarily indicative of expected growth for the remainder of the year. We closely monitor and seek to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

        We plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the bank maintains two unsecured federal funds purchased lines of credit from correspondent banks, one in the amount of $4,670,000 and another for $1,800,000. Of these amounts, $867,000 was outstanding as of September 30, 2004. The bank is also a member of the FHLB, from which additional applications may be made for borrowing capabilities, if needed, upon the pledging of additional collateral and the purchase of additional stock in the FHLB.

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

        Below is a table that reflects the leverage and risk-based regulatory capital ratios of the bank at September 30, 2004:

		Well-Capitalized	Minimum
	Ratio	Requirement	Requirement
Tier 1 capital	10.74%	6.00%	4.0%
Total capital	11.92%	10.00%	8.0%
Tier 1 leverage ratio	8.08%	5.00%	4.0%

Off-Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $28,280,000 through various types of commercial lending arrangements and we had $4,000 in standby letters of credit issued, the fair value of which is insignificant. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Item 3.   Internal Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Appropriate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet
	Units)	per Share	Publicly Announced	Be Purchased Under
Period	Purchased	(or Unit)	Plans or Programs	the Plans or Programs

July 1 - 31, 2004	0	n/a	0	100,000
August 1 - 31, 2004	0	n/a	0	100,000
September 1 - 30, 2004	0	n/a	0	100,000
TOTAL	0	n/a	0	100,000

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit          Description

10.1          Amended 1998 Stock Incentive Plan.

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

People's Community Capital Corporation (Registrant)

Date: November 10, 2004	By: /s/ Tommy B. Wessinger Tommy B. Wessinger Chief Executive Officer

Date: November 10, 2004	By: /s/ Jean H. Covington Jean H. Covington Principal Accounting and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                  Description

10.1          Amended 1998 Stock Incentive Plan.

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.