Form 10KSB
period 2004-12-31
PEOPLES COMMUNITY CAPITAL CORP
filed 2005-03-22
CIK 1037249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.         Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer’s revenue for its most recent fiscal year was $6,848,725. As of March 15, 2005, 1,179,237 shares of Common Stock were issued and outstanding.

        The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2005 was $24,048,062. This calculation is based upon an estimate of the fair market value of the Common Stock of $29.90 per share, which was the price of the last trade of which management is aware as of this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE:   None

Item 1. Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors.”

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

        On October 18, 2004, People’s Community Capital Corporation and People’s Community Bank of South Carolina entered into an Agreement and Plan of Reorganization and Merger with First Citizens Bank and Trust Company, Inc. Under the merger agreement, we will merge with and into First Citizens, with First Citizens continuing after the merger as the surviving corporation.

        Under the merger agreement, our shareholders will receive $30.00 per share for each share our common stock that they own. In exchange for signing an option release, holders of our stock options will receive for each share that may be acquired pursuant to their options, a cash payment equal to the spread between $30.00 per share and the exercise price per share of our stock covered by the option.

        The boards of directors of both companies have approved the merger agreement, and the merger agreement and the transactions contemplated by the merger agreement are subject to the approval of our shareholders at a special meeting to be held on April 14, 2005, regulatory approvals, and other customary closing conditions.

Risk Factors

We cannot guarantee the consummation of the contemplated merger, and if we do not complete the merger our results of operations and financial condition will be adversely affected.

        We will not be able to consummate the merger without the approval of certain state and federal regulatory agencies and our shareholders. Accordingly, we can give no assurances that those approvals will be obtained or that the acquisition will be completed. If we do not consummate the merger, our results of operations and financial condition will be adversely affected due to the costs we have incurred and time we have spent in preparing for the merger. It would also be harder for us to compete as a local, independent community bank after having announced that we intended to enter into this merger. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our future results.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

o	the duration of the credit;
o	credit risks of a particular customer;
o	changes in economic and industry conditions; and
o	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

o	an ongoing review of the quality, mix, and size of our overall loan portfolio;
o	our historical loan loss experience;
o	evaluation of economic conditions;
o	regular reviews of loan delinquencies and loan portfolio quality; and
o	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting Aiken County area, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        If the merger is not consummated, our success will significantly depend upon the growth in population, income levels, deposits, and housing starts in our market of Aiken County. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs in the economy as a whole, or in the Aiken County area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004. Because we were liability sensitive at December 31, 2004, we generally would not benefit from a rising interest rate environment in the immediate short-term time frame. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        Our senior executives, including Tommy Wessinger and Thomas Lyles, have extensive ties within our primary market area and substantial experience with our operations, and they have contributed significantly to our growth. If we lose the services of either Mr. Wessinger or Mr. Lyles, they would be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.

Our continued pace of growth may require us to raise additional capital in the future if the merger is not consummated, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital if the merger is not consummated. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. If the merger is not consummated, there is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

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

Competition

        The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Aiken County area and elsewhere. As of December 31, 2004, there were seven commercial banks (none of which are headquartered in Aiken County), one savings bank, and several credit unions operating in Aiken County. A number of these competitors are well established in the Aiken County area. Most of them have substantially greater resources and lending limits than the bank and offer certain services, such as extensive and established branch networks and trust services that the bank does not provide. As a result of these competitive factors, the bank may have to pay higher rates of interest to continue to attract deposits.

Employees

        As of December 31, 2004, the bank had approximately 31 full-time employees, four part-time employees, and two part-time couriers. The company (holding company) does not have any employees other than its officers.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

        In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	allowing check truncation without making it mandatory;
o	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	legalizing substitutions for and replacements of paper checks without agreement from consumers;
o	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
o	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
o	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

People’s Community Capital Corporation

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

o	banking and managing or controlling banks;
o	furnishing services to or performing services for our subsidiaries; and
o	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services;
o	acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and
o	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “-People’s Community Bank of South Carolina — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “-People’s Community Bank of South Carolina – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

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

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state-chartered bank or another South Carolina bank holding company.

People’s Community Bank of South Carolina

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

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

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The South Carolina Board of Financial Institutions also requires the bank to prepare quarterly reports on the bank’s financial condition in compliance with its minimum standards and procedures.

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

        Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Our risk-based assessment rate is currently zero but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. In addition, the FDIC imposes assessments to help pay off the $780.0 million in annual interest payments on the $8.0 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. Our annual FICO assessment for the third quarter of 2004 was 0.0036 basis points of total assessable deposits. We paid $3,603.71 in FICO assessments for the third quarter of 2004.

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

        The bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

        Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Branching. Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        In addition, the deposit operations of the bank are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2004, based on our calculations, we qualified as “well capitalized.”

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

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels currently are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

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

        Enforcement Powers. The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Part II
Item 5. Market for Common Equity and Related Stockholder Matters.

        Our common stock is quoted on the OTC Bulletin Board under the symbol “PPLM.OB”. As of March 15, 2005, there were 1,179,237 shares of the Company’s common stock issued and outstanding, held by approximately 500 shareholders of record. The following table sets forth the high and low sales price information as quoted on the OTC Bulletin Board during the periods indicated. Amounts for 2003 have been adjusted for the 5% stock dividends paid in January 2003 and 2004.

	1st quarter	2nd quarter	3rd quarter	4th quarter
2004	$15.50-$18.25	$18.00-$25.50	$23.20-$27.00	$22.40-$29.50
2003	$11.20-$13.33	$13.00-$14.76	$14.57-$15.95	$15.00-$15.66

        The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        We have not declared or paid any cash dividends on our common stock since our inception. Our ability to pay dividends depends on the ability of our subsidiary, People’s Community Bank of South Carolina, to pay dividends to us. As a South Carolina state bank, People’s Community Bank of South Carolina may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.

Item 6. Management’s Discussion and Analysis

        This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of People’s Community Capital Corporation. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information in this report.

OVERVIEW

        The following discussion describes our results of operations for 2004 as compared to 2003 and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

        We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. We have included a detailed discussion of this process, as well as a table describing our allowance for loan losses and the allocation of historical charge-offs and recoveries against this allowance.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense.

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

CRITICAL ACCOUNTING POLICY

        We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements.

        Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

        We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the discussion under Provision and Allowance for Loan Losses section of this document for a detailed description of our estimation process and methodology related to the allowance for loan losses.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

        We commenced operations on September 22, 1997. Our first quarterly profit was recorded in the fourth quarter of 1998. We became cumulatively profitable in February 2000 and have paid 5% stock dividends in March 2001, January 2002, January 2003, and January 2004.

        Our net income for the year ended December 31, 2004 was $1,267,753, compared to $1,128,924 for the year ended December 31, 2003. Income per share was $1.09 for 2004 compared to $.98 per share for 2003. The return on average assets for 2004 and 2003 was 1.04% and 1.06%, respectively, and return on average equity was 9.62% and 9.36%, respectively. Following is a discussion of the more significant components of net income.

Net Interest Income

    General. The largest component of our net income is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. Net interest income totaled $4,814,038 in 2004, compared with $3,693,918 in 2003. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.87% in 2004 as compared to 3.35% in 2003. The increase in the spread can be attributed to growth in the level of earning assets as well as the gradual increase in interest rates that began in July 2004 after a long period of historically low rates. Our average rates on earning assets increased over the 2003 levels at the same time that we were able to lag the increase in our interest-bearing liabilities behind those of the assets.

        Below is a table of average balances, interest income, interest expense and corresponding rates for the years ended 2004 and 2003.

AVERAGE BALANCES, INCOME, EXPENSES AND RATES

	2004	2004	2004	2003	2003	2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets Federal funds sold	$2,308,492	$30,952	1.34%	$6,685,717	$72,149	1.08%
Cash and short-term investments	1,956,731	54,791	2.80%	2,609,802	78,249	3.00%
Securities	38,590,721	1,371,147	3.55%	29,435,731	853,298	2.90%
Loans	73,385,308	4,602,455	6.27%	61,652,779	3,976,755	6.45%

Total earning assets	116,241,252	6,059,345	5.21%	100,384,029	4,980,451	4.96%
Cash and due from banks	2,796,917			2,453,770
Premises and equipment	2,871,285			2,993,258
Other assets	1,554,368			1,548,450
Allowance for loan losses	(1,033,568)			(889,520)

Total assets	$122,430,254			$106,489,987

Liabilities & Equity
Interest-bearing deposits:
Transaction accounts	16,563,800	54,906	0.33%	14,775,479	54,135	0.37%
Money market accounts	12,903,807	82,672	0.64%	12,056,575	92,528	0.77%
Savings deposits	12,246,549	66,326	0.54%	12,862,032	130,267	1.01%
Time deposits	46,091,320	894,432	1.94%	37,310,324	914,422	2.45%

Total int-bearing deposits	87,805,476	1,098,336	1.25%	77,004,410	1,191,352	1.55%
Interest-bearing borrowings	5,032,405	146,971	2.92%	2,812,400	95,181	3.38%

Total int-bearing liabilities	92,837,881	1,245,307	1.34%	79,816,810	1,286,533	1.61%
Demand deposits	16,235,120			14,308,794
Other liabilities	185,473			307,360
Shareholders' equity	13,171,780			12,057,023

Total liabilities and share-
holders' equity	$122,430,254			$106,489,987

Net interest spread			3.87%			3.35%
Net interest income/margin		$4,814,038	4.14%		$3,693,918	3.68%

        Analysis of Changes in Net Interest Income. The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2003 to 2004 and from 2002 to 2003. Variances have been allocated proportionately to the change due to volume and due to rate.

	2004 Compared to 2003			2003 Compared to 2002
	Variance Due to			Variance Due to
	Volume	Rate	Net	Volume	Rate	Net
Earning Assets
Loans	$757,794	$(132,094)	$625,700	$369,777	$(487,057)	$(117,279)
Securities	267,007	250,842	517,849	219,912	(323,793)	(103,880)
Other short-term investments	(19,545)	(3,913)	(23,458)	34,690	(16,442)	18,248
Federal funds sold	(47,198)	6,001	(41,197)	(747)	(34,766)	(35,515)

Total earning assets	958,058	120,836	1,078,894	623,632	(862,058)	(238,426)

Interest-bearing liabilities
Transaction accounts	7,397	(6,626)	771	19,892	(23,641)	(3,749)
Money market accounts	6,919	(16,775)	(9,856)	(8,552)	(101,275)	(109,827)
Savings deposits	(6,382)	(57,559)	(63,941)	(9,988)	(119,617)	(129,605)
Time deposits	215,074	(235,064)	(19,990)	159,183	(335,793)	(176,610)
Other borrowings	74,940	(23,150)	51,790	19,012	3,375	22,387

Total interest-bearing liabilities	297,948	(339,174)	(41,226)	179,547	(576,951)	(397,404)

Net interest income	$660,110	$460,010	$1,120,120	$444,085	$(285,107)	$158,978

         Liquidity and Interest Rate Sensitivity. Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

        Primary sources of liquidity for us are a stable base of deposits, scheduled repayments on our loans, and interest and maturities on our investments. With the exception of most of our municipal bonds which have been classified as “held to maturity”, all of our other securities have been classified as “available for sale”. If necessary, we might sell a portion of our investment securities in connection with the management of our interest sensitivity gap or to manage liquidity. We may also utilize our cash and due from banks and federal funds sold to meet liquidity needs. Additionally, we have unsecured lines of credit with two banks that can be utilized if needed. Also, our bank is a member of the Federal Home Loan Bank where credit facilities may be accessed. We believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near future.

        One monitoring technique employed by us is the measurement of our interest sensitivity “gap”, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

INTEREST SENSITIVITY ANALYSIS

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
		(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$975	$-	-	$-	$975
Investment securities	4,818	630	25,591	12,025	43,064
Cash & short-term investments	2,004	-	-	-	2,004
Loans	48,622	7,452	19,993	1,703	77,770

Total interest-earning assets	56,419	8,082	45,584	13,728	123,813
Interest-bearing liabilities:
Transaction accounts	18,457	-	-	-	18,457
Money market accounts	13,142	-	-	-	13,142
Savings deposits	10,597	-	-	-	10,597
Time deposits	15,630	23,121	10,790	5	49,546

Total interest-bearing deposits	57,826	23,121	10,790	5	91,742
Other borrowings	476	2,000	4,500	-	6,976

Total interest-bearing liabilities	$58,302	$25,121	$15,290	$5	$98,718
Period gap	$(1,883)	$(17,039)	$30,294	$13,723
Cumulative gap	$(1,883)	$(18,922)	$11,372	$25,095
Ratio of cumulative gap to total
earning assets	(1.52)%	(15.28)%	9.18%	20.27%

        The table above presents our rate sensitivity at each of the time intervals indicated as of December 31, 2004. The table may not be indicative of our rate sensitivity position at other points in time.

        At December 31, 2004, we were just slightly liability-sensitive over the three month period and more liability-sensitive over the twelve month time frame. We were asset-sensitive after one year. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. Additions to the allowance for loan losses, which are expenses to the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the potential risk in the loan portfolio. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.

We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

        We do not allocate the allowance for loan losses to specific categories of loans but rather evaluate the adequacy on an overall portfolio basis utilizing a risk grading system. See the table below for an indication of our history of charge-offs by loan category which may or may not be indicative of future charge-offs by category.

        Due to our limited operating history, our policy has been to review the allowance for loan losses using a reserve factor based on risk-rated categories of loans since there has been relatively little charge-off activity since the bank’s inception. The overall objective is to apply percentages to the loans based on the relative inherent risk for that loan type and grade. Reserve factors are based on peer group data, information from regulatory agencies, and on the experience of the bank’s lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of the bank’s lenders, delinquency trends, and other factors. Our general strategy is to maintain a minimum coverage of a certain percentage of gross loans until we have sufficient historical data and trends available. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        At December 31, 2004 and 2003, the allowance for loan losses was $1,085,000 and $940,000, respectively. This represents 1.40% and 1.42% of outstanding loans at December 31, 2004 and 2003, respectively. In 2004, we charged off $30,844 of loans, net of recoveries. Net charge-offs for 2003 were $11,921. The provision for loan losses was made based on management’s assessment of general loan loss risk and asset quality. Below is an analysis of the allowance for loan losses for 2004 and 2003.

ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31
	2004	2003
Average loans outstanding (all domestic)	$73,385,308	$61,652,779

Allowance, beginning of year	$940,000	$840,000

Charge-offs:
Commercial, financial and agricultural	61,059	12,397
Real estate loans - commercial and residential	-	-
Consumer and other	6,441	4,434

Total charge-offs	67,500	16,831

Recoveries:
Commercial, financial and agricultural	34,953	2,387
Real estate loans - commercial and residential	-	-
Consumer and other	1,703	2,523

Total recoveries	36,656	4,910

Net charge-offs	30,844	11,921

Provision for loan losses	175,844	111,921

Allowance, end of year	$1,085,000	$940,000

Net charge-offs to average loans	0.04%	0.02%
Allowance as percent of total loans	1.40%	1.42%
Non-performing loans as percent of total loans	0.00%	0.00%

        Accrual of interest is discontinued on loans when management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in non-accrual status when it becomes 90 days or more past due. At the time the loan is placed in non-accrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported net income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. There were no non-accrual loans at December 31, 2004 or at December 31, 2003. There were no accruingloans delinquent past 90 days at December 31, 2004 or at December 31, 2003. Management was not aware of any potential problem loans at year end. See the discussion of Other Real Estate Owned in the Non-Earning Assets section below.

Non-interest Income

        Non-interest income for the year ended December 31, 2004 was $789,380 compared to $1,062,498 for 2003. Of this total, $509,041 represented service charges on deposit accounts in 2004 compared to $603,327 in 2003. The decrease in service charge income can be attributed to a decrease in commercial account NSF fees and a decrease in our consumer-authorized overdraft product which was introduced in late 2002. A commercial customer had some significant NSF fees in 2002 and again in 2003 that did not reoccur in 2004. The authorized overdraft product was used quite extensively the first full year of introduction of the product. Customers using the product are not allowed to continue using the product until the prior overdraft balances are repaid, thus accounting for a “leveling-out” of usage of the product and its resultant fees. Net gains on sale of securities amounted to $13,563 in 2004 compared to $95,553 in 2003. Insurance and brokerage commissions from our financial services subsidiary generated revenue of $43,250 in 2004 compared to $66,254 in 2003. In 2003, we were still selling fixed annuities but did not sell any in 2004. Brokered mortgage fees decreased from $171,791 in 2003 to $95,091 in 2004 as the refinance activity associated with lower interest rates declined as rates began to move upward again. Other fees only increased slightly from $125,573 in 2003 to $128,435 in 2004. Other fees include fees for check cashing services, internet banking, wire transfer fees and other transaction-related fees.

Non-interest Expense

        Non-interest expense increased from $2,954,873 for the year ended December 31, 2003 to $3,540,401 for the year ended December 31, 2004, an increase of 20%. Expenses related to the proposed merger with First Citizens were $352,115. Without these expenses, the increase in non-interest expense would have been 8%. The majority of the expense in 2004 and 2003 was salaries and benefits of $1,909,373 and $1,694,469, respectively. The increase of $214,904 was due to the addition of a loan officer in March 2004, a full year’s salary for the loan officer hired in Charleston in June 2003, general increases in other salaries and wages, increases in insurance costs, and an increase in the match to the 401k plan. Occupancy and equipment expense decreased from $354,353 in 2003 to $324,211 in 2004 largely due to assets becoming fully depreciated during the year. General operating expenses increased from $147,478 in 2003 to $168,451 in 2004 due to higher amounts paid for telephone, forms, and other operating supplies. Data processing expenses increased from $261,283 in 2003 to $282,718 in 2004 due to increased pricing on our data processing contract. Other expenses increased from $205,476 in 2003 to $235,976 in 2004 primarily due to increased spending on advertising. Refer to the Statements of Income for the primary components of non-interest expense for the years ended December 31, 2004 and 2003.

BALANCE SHEET REVIEW

        Total consolidated assets grew to $128,542,255 at December 31, 2004 from $109,128,048 at December 31, 2003, an increase of $19,414,207, which is above the level of increase in the prior year of $7,112,907. The 18% increase was generated primarily through a $14,302,404 increase in deposits and a $4,000,000 increase in borrowings from the Federal Home Loan Bank of Atlanta (FHLB).The increase in deposits was brought about through general growth activity and through an increase in large certificates of deposit (CDs over $100,000) in the amount of $12,813,987. Included in those large CDs was state funds we won through competitive rate bids conducted by South Carolina’s state treasurer. The borrowings from the FHLB were fixed rate advances due in 12 and 18 months. See the “borrowed funds” section below for more information. Average assets for 2004 were $122,430,254 as compared to average assets of $106,489,987 in 2003.

Earning Assets

    Loans. Loans typically provide higher yields than the other types of earning assets, and as such should normally comprise the largest portion of earning assets. Average earning assets were $116,241,252 in 2004, 16% above the $100,384,029 average in 2003. Average total loans of $73,385,308 in 2004 and $61,652,779 in 2003 represented 63.1% and 61.4% of average earning assets for the respective years. Net loans outstanding increased $11,219,225 from December 31, 2003 to December 31, 2004, which was an increase compared to the loan growth for the previous year of $5,352,254.

        The principal components of our loan portfolio at year end 2004 and 2003 were real estate loans comprising a combined 84.3% and 87.9% of total loans, respectively. In the context of this discussion, a “real estate loan” is defined as any loan secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

        The following table shows the composition of the loan portfolio by category.

	December 31, 2004		December 31,2003
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$10,001,250	12.9%	$5,980,976	9.0%
Real estate:
Mortgage - residential	20,838,411	26.8%	19,329,951	29.1%
Mortgage - commercial	44,467,545	57.2%	38,765,316	58.4%
Other	253,075	0.3%	269,797	0.4%
Consumer	2,189,971	2.8%	2,040,591	3.1%
Other	20,176	0.0%	10,331	0.0%

Total loans	77,770,428	100.0%	66,396,962	100.0%
Allowance for loan losses	(1,085,000)		(940,000)
Unearned fees	(164,892)		(155,651)

Total net loans	$76,520,536		$65,301,311

        The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us. The following table sets forth our loans maturing within specified intervals at December 31, 2004.

LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN
INTEREST RATES AT DECEMBER 31, 2004

		Over One Year
	One Year	Through	Over
	or Less	Five Years	Five Years	Total
Commercial, financial and agricultural	$5,549,335	$4,212,211	$239,704	$10,001,250
Real estate	17,946,941	31,532,702	16,079,388	65,559,031
Consumer and other	963,997	1,147,253	98,897	2,210,147

	$24,460,273	$36,892,166	$16,417,989	$77,770,428

Loans maturing after one year with:
Fixed interest rates				$24,108,960
Floating interest rates				29,201,195

				$53,310,155

        The information presented in the above table is based on the contractual maturities of the individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.

        Investment Securities. Average total investment securities were $38,590,721 for 2004 as compared to $29,435,731 in 2003 and represented 33.2% and 29.3% of average earning assets for the respective years. At December 31, 2004, our investment securities portfolio balance was $43,063,973 compared to the balance at December 31, 2003 of $35,257,222. All securities were designated as available for sale and were recorded at estimated fair value except for certain tax-exempt municipals that are classified as “held to maturity” and were recorded at amortized cost. We are invested in U.S. Government agencies, mortgage-backed securities, and tax-exempt municipals, and we also own stock in the Federal Home Loan Bank.

Below is a table showing the amortized cost and fair value of our investment securities by category. Contractual maturities and yields on our investments at December 31, 2004 are shown on the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt municipal bonds are not shown on a tax equivalent basis in the second table below.

Investment Securities Portfolio

	December 31, 2004		December 31, 2003
	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost

Securities available for sale:
U.S. Government Agency obligations	$28,424,820	$28,450,430	$20,840,157	$20,820,329
Mortgage Backed Securities	10,051,101	10,159,378	9,650,350	9,707,902
Municipals	332,118	329,539	-	-
Federal Home Loan Bank - restricted	503,900	503,900	274,200	274,200

Total securities available for sale	39,311,939	39,443,247	30,764,707	30,802,431
Securities held to maturity	3,860,114	3,752,034	4,655,929	4,492,515

Total investment securities portfolio	$43,172,053	$43,195,281	$35,420,636	$35,294,946

Investment Securities Maturity Distribution and Yields

			After one	After five
	No	Within	but within	but within	After
	Maturity	one year	five years	ten years	ten years
U.S. Government Agency obligations	$-	$3,998,600	$17,774,155	$6,652,065	$-
Municipal Bonds	-	857,908	2,894,126	-	332,118
Mortgage Backed Securities	-	-	3,239,095	4,184,221	2,627,785
FHLB Stock	503,900	-	-	-	-

Total Securities	$503,900	$4,856,508	$23,907,376	$10,836,286	$2,959,903

			After one	After five
	No	Within	but within	but within	After
	Maturity	one year	five years	ten years	ten years
Weighted average yields:
U.S. Government Agency obligations	-	2.37%	3.90%	3.85%	-
Municipal Bonds	-	2.35%	3.76%	-	2.70%
Mortgage Backed Securities	-	-	2.76%	3.36%	2.44%
FHLB Stock	3.57%	-	-	-	-
Total Securities	3.57%	2.37%	3.72%	3.66%	2.47%

        Other Investments. Other investments consist primarily of federal funds sold and commercial paper of another bank. In 2004, federal funds sold averaged $2,308,492 compared to $6,685,717 in 2003. Short-term investments in commercial paper averaged $1,956,731 in 2004 compared to $2,609,802 in 2003. Federal funds sold typically represent a major source of our liquidity and is generally invested on an overnight basis. Total other investments earned an average yield of 2.01% for the year compared to an average yield of 1.62% the previous year.

Non-Earning Assets – Other Real Estate Owned

        In November 2002, we foreclosed on certain property in Richmond County, Georgia. The carrying value of the property was $100,180 at December 31, 2004 and $378,880 at December 31, 2003. In the third quarter of 2004, we sold a portion of the property leaving the balance of $100,180. We believe that the remaining carrying value is not impaired and that any future sale of the remaining property would be in an amount sufficient to realize its carrying value.

Deposits and Other Interest-Bearing Liabilities

    Deposits. Our primary source of funds for loans and investments is our deposits. Average total deposits were $104,040,596 in 2004, compared to $91,313,204 during 2003. Average interest-bearing deposits were $87,805,476 in 2004, compared to $77,004,410 in 2003, an increase of 14%. The growth in deposits was primarily in time deposits which increased by 24%, in non-interest earning demand accounts which increased by 13%, and in interest-earning transaction accounts which increased by 12%. The interest rate environment had been on a downward trend prior to July 2004, and as such, rates paid on deposits were lower in 2004 than in 2003. The average cost of funds decreased in every deposit category in 2004, just as it did in 2002 and 2003 as well. The average rate paid on interest-bearing deposits in 2004 was 1.25% compared to 1.55% in 2003. Now that rates have begun moving back up, we do not expect that the cost of funds will remain as low as it has been the past several years. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates, and local market conditions.

        The following table sets forth our deposits by category at December 31, 2004 and 2003.

DEPOSITS BY CATEGORY

	December 31, 2004		December 31, 2003
		Percent		Percent
	Amount	of Total	Amount	of Total
Demand deposit accounts	$15,797,255	14.7%	$15,219,085	16.3%
NOW accounts	18,457,231	17.2%	16,310,529	17.5%
Money market accounts	13,142,244	12.2%	11,898,748	12.8%
Savings accounts	10,597,350	9.9%	12,838,726	13.8%
Time deposits less than $100,000	24,238,406	22.5%	24,476,981	26.2%
Time deposits of $100,000 or over	25,307,491	23.5%	12,493,504	13.4%

Total deposits	$107,539,977	100.0%	$93,237,573	100.0%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $82,232,486 and $80,744,069 at December 31, 2004 and 2003, respectively. The maturity distribution of our time deposits of $100,000 or more at December 31, 2004 is shown in the following table.

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31, 2004

Three months or less	$9,200,860
Over three through six months	7,082,934
Over six through twelve months	3,614,709
Over twelve months	5,408,988

Total	$25,307,491

        Large time deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we currently do not accept brokered deposits.

        Borrowed funds. Borrowed funds during the year consisted of short-term borrowings provided through a U.S. Treasury demand note associated with a treasury tax and loan account, three advances with the Federal Home Loan Bank of Atlanta (FHLB), and short-term advances under federal funds credit lines with other banks. The treasury demand note borrowings averaged $361,098 at an average cost of 1.21% and the federal funds line advances averaged $634,321 for 2004 at an average rate of 1.79%.

The balance outstanding at December 31, 2004 on the treasury tax and loan account was $475,645 and there were no balances outstanding at year end under federal funds credit line advances. One of the loans with the FHLB is a five-year convertible advance with a maturity date of April 16, 2007. The early conversion option allows the FHLB to convert the loan to a three-month LIBOR-based floating rate advance effective with the April 16, 2004 payment and remaining convertible on any payment date thereafter. During 2004, we also received two fixed rate advances from the FHLB. One advance was for $2,000,000 at 2.41% with a maturity date of August 22, 2005. The other advance was for $2,000,000 at a rate of 2.70% with a maturity date of February 21, 2006. The average balance on the FHLB advances for the year was $4,036,986 with an average cost of funds of 3.25%. The balance outstanding on the advances at December 31, 2004 was $6,500,000. There were no other borrowings during the year.

        One of the unsecured lines of credit mentioned above is funds availability with a bank for $4,670,000. In addition, we also have an unsecured fed funds line available from another bank on a one to fourteen day basis for $1,800,000. Additional credit is also available through our bank’s membership with the Federal Home Loan Bank of Atlanta. Except for the borrowings mentioned above, no other borrowings were made during 2004.

Capital

        The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because our holding company has less than $150 million in assets, it is not currently subject to these guidelines. However, our bank falls under these rules as set per bank regulatory agencies.

        Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Our bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        Our bank exceeded the minimum capital requirements set by the regulatory agencies at December 31, 2004 and 2003. Refer to Note 18 of the Notes to Consolidated Financial Statements for an analysis of our capital ratios for the two years.

        We believe that capital is sufficient to fund the activities of our bank’s normal operations in the near future, and that our bank will generate sufficient income from operations to fund activities on an on-going basis. Our holding company still retains capital to fund activities which may from time to time be considered appropriate investments of capital at some point in the future. There are currently no commitments outstanding for significant capital expenditures.

        In 2004, our board of directors approved approximately 100,000 shares of our stock to be purchased as treasury stock. There were no purchases of these shares in 2004. There was no treasury stock activity in 2003 either.

        Our board of directors has approved four 5% stock dividends to date. Stock dividends were paid on March 1, 2001, January 2, 2002, and January 29, 2003, and January 29, 2004. The issuance of these stock dividends had no effect on our total capital, although they decreased the book value per share and earnings per share since the number of shares outstanding were increased. Per share amounts have been restated for the effect of all dividends paid. In accordance with the merger agreement with First Citizens, we have not declared a dividend in 2005.

Off-Balance Sheet Risk

        The company, through the operations of the bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the bank at predetermined interest rates for a specified period of time. At December 31, 2004, the bank had issued commitments to extend credit of $27,300,000 of home equity lines of credit, construction loans, and commercial lines of credit.

        The commitments expire over periods from six months to ten years. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in “Liquidity Management”, the company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

        In addition to commitments to extend credit, the bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the bank’s customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $359,000 at December 31, 2004. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the bank believes that it will have the necessary resources to meet these obligations should the need arise.

        Other than the merger agreement with First Citizens, under which we would be acquired by First Citizens and our shareholders would receive $30.00 per share for each share our common stock that they own, neither the company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. There were no obligations under noncancelable operating lease agreements at December 31, 2004.

LIQUIDITY MANAGEMENT

        Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

        At December 31, 2004, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $3,149,504, representing 2.5% of total assets. Investment securities and short-term investments amounted to $45,050,987, representing 35.0% of total assets; these securities and investments provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

        Until completion of the merger, we plan to meet future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, our bank maintains a line of credit from its correspondent bank in the amount of $4,670,000 and a fed funds line from another bank in the amount of $1,800,000. Our bank is also a member of the Federal Home Loan Bank from which application for borrowings can be made for leverage purposes, if so desired. Management believes that our existing stable base of core deposits along with continued growth in this deposit base and the other sources of liquidity mentioned above will enable us to successfully meet our expected liquidity needs until completion of the merger. If the merger is not completed, we may have to raise additional capital to support our continued growth.

        The Federal Home Loan Bank (FHLB) requires that either securities, qualifying single family mortgage loans and/or stock of the FHLB owned by the bank be pledged to secure any advances from the FHLB. Currently, we have given the FHLB a blanket lien on qualifying mortgages held by the bank. This lien serves to secure the $6,500,000 borrowings from the FHLB as well as other additional advances that may be needed from time to time. The bank believes that it could obtain even more borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

IMPACT OF INFLATION

        Unlike most industrial companies, the assets and liabilities of financial institutions such as ours are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and changing prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those that may result from inflation.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
People’s Community Capital Corporation
Aiken, South Carolina

We have audited the accompanying consolidated balance sheets of People’s Community Capital Corporation and Subsidiary (the “Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of People’s Community Capital Corporation and Subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
January 12, 2005

PEOPLE’S COMMUNITY CAPITAL CORPORATION
Consolidated Balance Sheets

	December 31,
	2004	2003
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,174,504	$2,097,702
Federal funds sold	975,000	659,000
Short-term investments	1,987,014	1,720,652

Total cash and cash equivalents	5,136,518	4,477,354

Investment securities:
Available-for-sale at fair value	39,311,939	30,764,707
Held to maturity - estimated fair value $3,860,114
and $4,655,929 at December 31, 2004 and 2003	3,752,034	4,492,515

Total investment securities	43,063,973	35,257,222

Loans, net	76,520,536	65,301,311
Properties and equipment, net	2,824,531	2,906,983
Accrued interest receivable	591,897	503,743
Other real estate owned	100,180	378,880
Other assets	304,620	302,555

Total assets	$128,542,255	$109,128,048

Liabilities:
Deposits:
Noninterest-bearing	$15,797,255	$15,219,085
Interest-bearing	91,742,722	78,018,488

Total deposits	107,539,977	93,237,573
Accrued interest payable	71,454	54,426
Advances from the Federal Home Loan Bank	6,500,000	2,500,000
Other borrowings	475,645	805,174
Accrued expenses and other liabilities	44,048	165,100

Total liabilities	114,631,124	96,762,273

Commitments and Contingencies (Notes 1, 15 and 20)
Shareholders' Equity:
Common stock, $0.01 par value, 10,000,000 shares authorized;
1,179,237 and 1,084,130 shares issued and outstanding
in 2004 and 2003, respectively	11,792	10,841
Additional paid-in capital	11,976,984	10,771,998
Retained earnings	2,001,140	1,605,571
Accumulated other comprehensive loss	(78,785)	(22,635)

Total shareholders' equity	13,911,131	12,365,775

Total liabilities and shareholders' equity	$128,542,255	$109,128,048

        The accompanying notes are an integral part of these consolidated financial statements.

PEOPLE’S COMMUNITY CAPITAL CORPORATION
Consolidated Statements of Income

	Years ended December 31,
	2004	2003
Interest income:
Loans, including fees	$4,602,455	$3,976,755
Securities and short-term investments	1,425,938	931,547
Federal funds sold	30,952	72,149

Total	6,059,345	4,980,451

Interest expense:
Deposits	1,098,336	1,191,352
Other borrowings	146,971	95,181

Total	1,245,307	1,286,533

Net interest income	4,814,038	3,693,918
Provision for loan losses	175,844	111,921

Net interest income after provision for loan losses	4,638,194	3,581,997

Noninterest income:
Service charges on deposit accounts	509,041	603,327
Gain on sale of securities available for sale	13,563	95,553
Insurance and brokerage commissions	43,250	66,254
Gain on sale of mortgage loans	95,091	171,791
Other	128,435	125,573

Total	789,380	1,062,498

Noninterest expenses:
Salaries and employee benefits	1,909,373	1,694,469
Occupancy and equipment	324,211	354,353
Consulting and professional fees	138,613	152,644
Customer related	128,944	139,170
General operating	168,451	147,478
Data processing	282,718	261,283
Merger related expenses (Note 1)	352,115	-
Other	235,976	205,476

Total	3,540,401	2,954,873

Income before income taxes	1,887,173	1,689,622
Income tax provision	619,420	560,698

Net income	$1,267,753	$1,128,924

Earnings per share:
Basic	$1.09	$0.98

Diluted	$0.97	$0.90

Weighted average shares outstanding:
Basic	1,165,894	1,146,683

Diluted	1,303,452	1,256,731

        The accompanying notes are an integral part of these consolidated financial statements.

PEOPLE’S COMMUNITY CAPITAL CORPORATION
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2004 and 2003

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance,
December 31, 2002	1,046,193	$10,462	$10,411,763	$1,093,901	$128,848	$11,644,974

Net income	-	-	-	1,128,924	-	1,128,924
Net change in unrealized
loss on securities available
for sale, net of income tax
benefit of $100,989	-	-	-	-	(151,483)	(151,483)

Comprehensive income	-	-	-	-	-	977,441
Stock split effected in the
form of a stock dividend
(5%)	52,090	521	614,141	(614,662)	-	-
Purchase of treasury stock	(17,888)	(179)	(286,139)		-	(286,318)
Cash paid in lieu of stock
dividends	-	-	-	(2,592)	-	(2,592)
Stock options exercised	3,735	37	32,233	-	-	32,270

Balance,
December 31, 2003	1,084,130	10,841	10,771,998	1,605,571	(22,635)	12,365,775
Net income	-	-	-	1,267,753	-	1,267,753
Net change in unrealized
loss on securities available
for sale, net of income tax
benefit of $40,013	-	-	-	-	(56,150)	(56,150)

Comprehensive income	-	-	-	-	-	1,211,603
Stock split effected in the
form of a stock dividend
(5%)	53,843	538	865,796	(866,334)	-	-
Cash paid in lieu of stock
dividends	-	-	-	(5,850)	-	(5,850)
Stock options exercised	41,264	413	339,190	-	-	339,603

Balance,
December 31, 2004	1,179,237	$11,792	$11,976,984	$2,001,140	$(78,785)	$13,911,131

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLE’S COMMUNITY CAPITAL CORPORATION
Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,267,753	$1,128,924
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	148,073	188,568
Provision for loan losses	175,844	111,921
Amortization of discounts/premiums on securities, net	128,663	253,364
Deferred income tax benefit	46,411	(22,038)
Gain on sale of securities available-for-sale	(13,563)	(95,553)
Changes in deferred and accrued amounts
Other assets and accrued interest receivable	(136,630)	(71,537)
Accrued expenses and other liabilities and accrued interest payable	(104,024)	(44,560)

Net cash provided by operating activities	1,512,527	1,449,089

Cash flows from investing activities:
Sales of securities available for sale	2,195,550	9,818,236
Purchases of securities available for sale	(29,050,184)	(35,790,778)
Maturities and calls of securities available for sale	18,176,633	15,509,620
Maturities and calls of securities held to maturity	700,000	300,000
Net (increase) decrease in short-term investments	(266,362)	268,848
Purchases of equipment	(65,621)	(34,410)
Loan originations and principal collections - net	(11,395,069)	(5,464,175)
Proceeds from sale of other real estate owned	278,700	-
Net (increase) decrease in federal funds sold	(316,000)	6,550,000

Net cash used for investing activities	(19,742,353)	(8,842,659)

Cash flows from financing activities:
Net increase in deposits	14,302,404	6,586,082
Net payments on borrowings	(329,529)	(149,416)
Cash paid in lieu of stock dividend	(5,850)	(2,592)
Proceeds from the Federal Home Loan Bank advances	4,000,000	-
Stock options exercised	339,603	32,270
Purchase of treasury stock	-	(286,318)

Net cash provided by financing activities	18,306,628	6,180,026

Net increase (decrease) in cash and cash equivalents	76,802	(1,213,544)
Cash and cash equivalents, beginning of year	2,097,702	3,311,246

Cash and cash equivalents, end of year	$2,174,504	$2,097,702

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,228,279	$1,303,258

Income taxes paid	$622,489	$577,017

Unrealized net loss on securities available for sale,
net of income tax benefit	$(56,150)	$(151,483)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 1 — PENDING MERGER

On October 18, 2004, People’s Community Capital Corporation, (the “Corporation”), People’s Community Bank of South Carolina, a South Carolina state bank and wholly-owned subsidiary of the Company (the “Bank”), and First Citizens Bank and Trust Company, Inc., a South Carolina state bank (“First Citizens”), entered into a merger agreement, under which the Company and the Bank will be merged with and into First Citizens, with First Citizens continuing after the merger as the surviving corporation.

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

Merger-related expenses are included in the consolidated statement of income. These expenses consist of compensation, legal fees, and other expenses associated with the merger agreement.

NOTE 2 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity and Organization - People’s Community Capital Corporation was incorporated under the laws of the State of South Carolina for the purpose of operating as a bank holding company for People’s Community Bank of South Carolina. The Bank provides full commercial banking services to customers and is subject to regulation of the Federal Deposit Insurance Corporation and the State of South Carolina Board of Financial Institutions. The Corporation is subject to regulation by the Federal Reserve Board.

The Bank also operates a wholly owned subsidiary, People’s Financial Services, Inc. This subsidiary is primarily engaged in the business of offering stocks, bonds, mutual funds, annuities, and insurance products.

Principles of Consolidation - The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to general practices in the banking industry. The Corporation uses the accrual basis of accounting.

Concentrations of Credit Risk - The Corporation, through its subsidiary, makes loans to individuals and small businesses located primarily in Aiken County, South Carolina for various personal and commercial purposes. The subsidiary has a diversified loan portfolio and the borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

Statement of Cash Flows - For the purposes of reporting cash flows, the Corporation considers all liquid nonequity investments with an original maturity of three months or less to be cash equivalents except for commercial paper which is reflected as a short term investment. For the purpose of the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks”.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

Short-term Investments - Short-term investments are commercial paper which matures in less than one year and are carried at cost.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 2 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Securities - Securities that may be sold prior to maturity for asset/liability management purposes, are classified as securities available for sale and carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary are included in earnings as realized losses. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

Interest on securities, including the amortization of premiums and the accretion of discounts, are reported as interest income using the interest method over the term of the securities. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method.

Loans Receivable - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan.

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

Nonaccrual Loans - Loans are generally placed on nonaccrual at the time the loan is contractually 90 days delinquent unless the credit is well secured and in process of collection. All interest accrued, but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents for a minimum of six months.

Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary.

The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”. This standard requires that all creditors value loans at the loan’s fair value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 2 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Loan Losses (continued) - A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Under Statement of Financial Accounting Standards (SFAS) No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

Properties and Equipment - Land is carried at cost. Properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets using primarily the straight-line method. Additions to property and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are included in other income.

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is carried at the lower of cost (principal balance at the date of foreclosure) or fair value minus estimated costs to sell. Any write-downs at the date of acquisition are charged to the allowance for possible loan losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains and losses on disposal are included in other expenses.

Income Taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

The Corporation files a consolidated federal income tax return. Separate state income tax returns are filed.

Earnings Per Share - Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding in accordance with SFAS No. 128, “Earnings per Share”. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method.

The Corporation declared a five percent stock dividend in 2002 and 2003, respectively. These stock dividends were issued in January 2003 and 2004, respectively. Earnings per share presentations have been restated to reflect these transactions.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The following reconciles the numerator and denominator of the basic and diluted earnings per share computation:

	Years ended December 31,
	2004	2003
Numerator:
(included in basic and diluted earnings per share)	$1,267,753	$1,128,924

Denominator:
Weighted average common shares outstanding for:
Basic earnings per share	1,165,894	1,146,683
Dilutive securities:
Stock options - Treasury stock method	137,558	110,048

Diluted earnings per share	1,303,452	1,256,731

The average market price used under the Treasury stock method	$25.24	$15.56

Stock Option Plan - SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized.

The Corporation sponsors a stock option plan (the Plan) for the benefit of the directors, officers and employees. The Board may grant up to 303,876 options (adjusted for 5% stock dividends). The Corporation has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Corporation’s net income and earnings per share would have been adjusted to the proforma amounts indicated below:

	Years ended December 31,
	2004	2003
Net income - As reported	$1,267,753	$1,128,924
Deduct: Total stock-based employee
compensation expenses determined
under fair value based method for
all awards	62,760	96,792

Net income - Proforma	$1,204,993	$1,032,132

Earnings per share - As reported
Basic	1.09	.98
Diluted	.97	.90
Earnings per share - Proforma
Basic	1.03	.90
Diluted	.92	.82

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 4.77%, the expected option life was ten years, the assumed dividend rate was zero and the expected volatility was 8.0%.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 2 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising Expense - Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Comprehensive Income - The Corporation follows SFAS No. 130, “Reporting Comprehensive Income.” Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income, are components of comprehensive income.

Risk and Uncertainties - In the normal course of its business, the Corporation encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Corporation is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Corporation’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Corporation, and the valuation of loans held for sale and mortgage-backed securities available for sale.

The Corporation is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Corporation also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examination.

Recently Issued Accounting Standards - The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Corporation:

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements. The pronouncement was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in come circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 2 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Standards (continued) - In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Board (“APB”) Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee. The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued FIN No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company’s financial position or results of operations.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 2 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Standards (continued) - In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan commitments,” to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company’s financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 — RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances either at the Bank or on deposit with the Federal Reserve Bank. At December 31, 2004, these required reserves were met by vault cash and reserve cash deposits held by a correspondent bank.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 4 — SECURITIES

Available for sale — The amortized cost, gross unrealized holding gains and losses and fair values of securities available for sale consist of the following:

		December 31, 2004
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Securities
U. S. Government Agency obligations	$28,450,430	$29,052	$54,662	$28,424,820
Mortgage Backed Securities	10,159,378	11,054	119,331	10,051,101
Municipals - tax exempt	329,539	2,579	-	332,118

	38,939,347	42,685	173,993	38,808,039
Federal Home Loan Bank stock - Restricted	503,900	-	-	503,900

	$39,443,247	$42,685	$173,993	$39,311,939

		December 31, 2003
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Securities
U. S. Government Agency obligations	$20,820,329	$52,430	$32,602	$20,840,157
Mortgage Backed Securities	9,707,902	17,034	74,586	9,650,350

	30,528,231	69,464	107,188	30,490,507
Federal Home Loan Bank stock - Restricted	274,200	-	-	274,200

	$30,802,431	$69,464	$107,188	$30,764,707

Held to maturity — The amortized cost, gross unrealized gains and losses and fair values of securities held to maturity consisted of the following:

		December 31, 2004
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Municipals - Tax exempt	$3,752,034	$108,080	$-	$3,860,114

		December 31, 2004
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Municipals - Tax exempt	$4,492,515	$163,414	$-	$4,655,929

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

Securities Available for Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. Government Agency
obligations	$14,551,288	$54,662	$-	$-	$14,551,288	$54,662
Mortgage Backed securities	7,933,576	116,442	1,008,272	2,889	8,941,848	119,331

Total	$22,484,864	$171,104	$1,008,272	$2,889	$23,493,136	$173,993

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 4 — SECURITIES - continued

Securities classified as available for sale are recorded at fair market value. Two securities were in a continuous loss position for twelve months or more. The Corporation has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Corporation believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The amortized cost and fair value of securities at December 31, 2004, by contractual maturity, follow:

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$857,908	$859,240	$4,025,247	$3,998,600
Due after one year through five years	2,894,126	3,000,874	21,058,686	21,013,250
Due after five years through ten years	-	-	10,905,376	10,836,286
Due after ten years	-	-	2,950,038	2,959,903
Federal Home Loan Bank stock (no maturity)	-	-	503,900	503,900

	$3,752,034	$3,860,114	$39,443,247	$39,311,939

During 2004 and 2003, securities sold yielded a net gain of $13,563 and $95,553, respectively.

At December 31, 2004 and 2003, securities with an amortized cost of $18,171,549 and $5,115,351, respectively and a fair value of $18,116,014 and $5,127,231, respectively were pledged as collateral for certain other borrowings and to secure certain public deposits.

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The Corporation’s loan portfolio is summarized below:

	December 31,
	2004	2003
Loans other than mortgage
Commercial	$10,001,250	$5,980,976
Consumer	2,189,971	2,040,591
Other	20,176	10,331
Mortgage
Commercial	44,467,545	38,765,316
Residential	20,838,411	19,329,951
Other	253,075	269,797

Gross loans	77,770,428	66,396,962
Less allowance for loan losses	1,085,000	940,000
Less deferred loan fees	164,892	155,651

Net loans	$76,520,536	$65,301,311

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 5 — LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

Changes in the allowance for loan losses were as follows:

	December 31,
	2004	2003
Balance, beginning of year	$940,000	$840,000
Provision charged to operations	175,844	111,921
Loans charged off	(67,500)	(16,831)
Recoveries on loans previously charged off	36,656	4,910

Balance, end of year	$1,085,000	$940,000

Approximately $46,002,159 and $34,432,805 of the loans were variable interest rate loans at December 31, 2004 and 2003, respectively. The remaining portfolio was fixed interest rate loans. There were no non-accrual loans at December 31, 2004 or 2003. There were no impaired loans at December 31, 2004 or 2003.

NOTE 6 — PROPERTIES AND EQUIPMENT

Properties and equipment included in the consolidated balance sheets are summarized as follows:

	December 31,
	2004	2003
Land and buildings	$2,770,144	$2,768,894
Furniture, fixtures and equipment	846,798	798,664

	3,616,942	3,567,558
Less accumulated depreciation	(792,411)	(660,575)

	$2,824,531	$2,906,983

Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $148,073 and $188,568, respectively.

Type of asset	Life in years	Depreciation method
Software	3	Straight-line
Furniture, fixtures and equipment	3 to 15	Straight-line
Buildings and improvements	40	Straight-line

NOTE 7 — DEPOSITS

Deposits are summarized as follows:

	December 31,
	2004	2003
Demand (noninterest bearing)	$15,797,255	$15,219,085
Demand (interest bearing) and savings	42,196,825	41,048,003
Time
$100,000 and over	25,307,491	12,493,504
Under $100,000	24,238,406	24,476,981

Total	$107,539,977	$93,237,573

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 7 — DEPOSITS - continued

Interest expense on time deposits in excess of $100,000 for the years ended December 31, 2004 and 2003 was approximately $413,606 and $263,972, respectively. Scheduled maturities of time deposits are as follows:

	December 31,
	2004	2003
Within one year	$38,750,864	$28,120,846
After one year, between two	9,860,293	7,985,721
After two years, between three	422,855	204,958
After three years, between four	456,246	227,794
After four years, between five	50,596	431,166
Thereafter	5,043	-

	$49,545,897	$36,970,485

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES

The Corporation has advances outstanding from the Federal Home Loan Bank (FHLB) of Atlanta of $6.5 million and $2.5 million at December 31, 2004 and 2003, respectively. At December 31, 2004, all advances were collateralized by a blanket lien on qualified mortgages held by the Bank and stock of the FHLB owned by the Bank. Additional borrowings are available by pledging additional collateral and purchasing additional stock in the FHLB. The advances are subject to prepayment penalties, and the convertible advance is subject to call at the option of the FHLB.

		Current	Maturity
FHLB Description	Balance	Rate	Date
Convertible advance	$2,500,000	3.65%	4/16/07
Fixed rate credit	2,000,000	2.41%	8/22/05
Fixed rate credit	2,000,000	2.70%	2/21/06

	$6,500,000

NOTE 9 — OTHER BORROWINGS

The Bank has a demand note through the U.S. Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The note is secured by a U.S. Government Agency obligation and a mortgage backed security with a fair value of $1,068,570 at December 31, 2004. The amount outstanding under the note totaled $475,645 and $805,174 at December 31, 2004 and 2003, respectively.

NOTE 10 — UNUSED LINES OF CREDIT

At December 31, 2004, the Bank had $4,670,000 and $1,800,000 available under unsecured lines of credit with The Banker’s Bank and Columbus Bank and Trust, respectively. These lines of credit are federal funds lines generally renewed annually and are available on a one to fourteen day basis for general corporate purposes.

In addition, the Bank has credit availability with the Federal Home Loan Bank of Atlanta. The amount of credit availability varies in relation to certain assets of the Bank.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 11 — INCOME TAXES

The significant components of the income tax provision are as follows:

	Years ended December 31,
	2004	2003
Currently payable	$573,009	$582,736
Deferred income tax expense (benefit)	46,411	(22,038)

Income tax provision	$619,420	$560,698

The significant components of deferred income tax assets and liabilities consist of the following and are presented in other assets:

	Deferred tax asset (liability)
	December 31,
	2004	2003
Depreciation	$(219,873)	$(124,162)
Allowance for loan losses	368,900	319,600
Net unrealized loss on securities available for sale	52,523	15,090

Net deferred tax asset	$201,550	$210,528

Income tax expenses are allocated between the Corporation and the Bank under the contribution to consolidated taxable income method. The net deferred tax asset is reported in other assets on the balance sheet.

NOTE 12 — RETIREMENT PLAN

The Bank sponsors a defined contribution employee benefit plan (401(k) plan) covering eligible employees (as defined in the Plan), whereby employees can defer a portion of their salary. The matching contributions of the Bank are determined by the Board on an annual basis. For the years ended December 31, 2004 and 2003, matching Bank contributions totaled $46,674 and $32,844, respectively.

NOTE 13 — STOCK OPTION PLAN

A summary of the status of the Plan and changes during the years are presented below:

	2004		2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	251,867	$8.52	293,048	$8.24
Granted	-	-	17,325	12.47
Forfeited or expired	-	-	(54,584)	8.23
Exercised	(41,264)	8.23	(3,922)	8.23

Outstanding at end of year	210,603	$8.59	251,867	$8.52

Options exercisable at year end	198,517	8.47	222,430	8.33
Weighted-average fair value of options
granted during the year		-		4.91
Shares available for grant under the plan	42,491		42,491

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 13 — STOCK OPTION PLAN - continued

			Option
	Options Outstanding		Exercisable
		Weighted
		Average
		Remaining
		Contractual
Weighted Average	Number	Life	Number
Exercise Prices	Outstanding	(in years)	Exercisable
$8.23	192,176	4.08	186,390
$9.30	1,102	6.84	1,102
$12.29	15,750	8.00	10,500
$14.29	1,575	8.33	525

Total	210,603		198,517

Refer to Note 1 for a discussion on the impact of the merger on stock options.

NOTE 14 — RELATED PARTY TRANSACTIONS

Directors and officers of the Bank are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rate and collateral, as those prevailing at the time for other customers of the Bank, and did not involve more than normal risk of collectibility or present other unfavorable features. Total loans outstanding to all officers and directors, including immediate family and business interests, at December 31, 2004 and 2003 were $4,564,527 and $4,037,806, respectively. During 2004 and 2003, new loans and advances on existing loans of $5,331,391 and $6,380,225 were made to this group and repayments of $4,804,670 and $3,692,646 were received, respectively.

NOTE 15 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to approximately $27,300,000 and $19,312,000 at December 31, 2004 and 2003, respectively.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 15 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - continued

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support the financing needs of the Bank’s commercial customers, and are short-term in nature. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments under standby letters of credit amounted to $359,498 and $345,000 at December 31, 2004 and 2003, respectively, which were granted primarily to commercial borrowers.

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of the Corporation’s financial instruments as of December 31, are as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial Assets:
Cash and due from banks	$2,174,504	$2,174,504	$2,097,702	$2,097,702
Federal funds sold	975,000	975,000	659,000	659,000
Short-term investments	1,987,014	1,987,014	1,720,652	1,720,652
Securities available for sale	39,311,939	39,311,939	30,764,707	30,764,707
Securities held to maturity	3,752,034	3,860,114	4,492,515	4,655,929
Loans receivable - Net	76,520,536	77,710,153	65,301,311	66,589,328
Financial Liabilities:
Demand deposit, interest-bearing
transaction and savings accounts	57,994,080	57,994,080	56,267,088	56,267,088
Certificates of deposit	49,545,897	48,389,740	36,970,485	36,695,994
Federal Home Loan Bank advances	6,500,000	6,481,375	2,500,000	2,699,122
Other borrowings	475,645	475,645	805,174	805,174

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial statements. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and due from banks and short-term investments - The carrying amount is a reasonable estimate of fair value.

Federal funds sold - Federal funds sold are for a term of one day and the carrying amount approximates the fair value.

Securities - Securities available for sale, fair value equals the carrying amount, which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The fair value of securities held to maturity are based on quoted market prices.

Loans receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Deposits — The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Federal Home Loan Bank advances — The fair value of the FHLB advances are estimated using discounted cash flow projections that apply the Corporation’s current borrowing rate from the Federal Home Loan Bank.

Other borrowings — The carrying amount is a reasonable estimate of fair value because these instruments typically have terms of one day.

NOTE 17 — RESTRICTIONS ON SUBSIDIARY DIVIDENDS

The ability of the Corporation to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds in the form of cash dividends, loans or advances to the Corporation. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Dividends are payable only from the undivided profits of the banking subsidiary.

NOTE 18 — REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, they must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the tables.

					To Be Well-
			Minimum Requirement		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total capital (to risk-weighted assets)	$11,105,000	12.5%	$7,087,680	8.00%	$8,859,600	10.00%
Tier 1 capital (to risk-weighted assets)	10,020,000	11.3	3,543,840	4.00	5,315,760	6.00
Tier 1 capital (to average assets)	10,020,000	8.0	5,031,200	4.00	6,289,000	5.00
December 31, 2003
Total capital (to risk-weighted assets)	$9,678,000	12.9%	$5,998,480	8.00%	$7,498,100	10.00%
Tier 1 capital (to risk-weighted assets)	8,741,000	11.7	2,999,240	4.00	4,498,860	6.00
Tier 1 capital (to average assets)	8,741,000	8.4	4,183,200	4.00	5,229,000	5.00

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 19 — CONDENSED FINANCIAL INFORMATION

Following is condensed financial information of People’s Community Capital Corporation (parent company only):

Condensed Balance Sheets

	December 31,
	2004	2003
Assets
Cash and due from banks	$71,998	$5,632
Federal funds sold	36,000	15,000
Short-term investments	1,987,014	1,720,652
Investments available for sale	1,674,977	1,747,500
Investment in bank subsidiary	10,142,989	8,929,410
Other assets	17,349	14,898

Total assets	$13,930,327	$12,433,092

Liabilities and shareholders' equity
Liabilities	$19,196	$67,317
Shareholders' equity	13,911,131	12,365,775

Total liabilities and shareholders' equity	$13,930,327	$12,433,092

Condensed Statement of Income

	Years ended December 31,
	2004	2003
Interest income on investments	$121,992	$112,893
Operating expenses	130,403	53,200

(Loss) income before income taxes and equity in
undistributed net income of the Bank	(8,411)	59,693
(Benefit) provision for income taxes	(5,349)	21,209

Net (loss) income before equity in undistributed
net income of the Bank	(3,062)	38,484
Equity in undistributed net income of bank subsidiary	1,270,815	1,090,440

Net income	$1,267,753	$1,128,924

PEOPLE’S COMMUNITY CAPITAL CORPORATION

NOTE 19 — CONDENSED FINANCIAL INFORMATION - continued

Condensed Statements of Cash Flows

	Years ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,267,753	$1,128,924
Adjustments to reconcile net income to net cash provided by
operating activities
Equity in undistributed net income of the bank subsidiary	(1,270,815)	(1,090,440)
Accretion of discounts on securities	(667)	(1,265)
Increase in other assets	(3,175)	(803)
(Decrease) increase in other liabilities	(48,121)	62,942

Net cash (used for) provided by operating activities	(55,025)	99,358

Cash flows from investing activities:
Maturities of securities available for sale	750,000	1,500,000
Net (increase) decrease in federal funds sold	(21,000)	1,123,000
Purchase of securities available for sale	(675,000)	(2,745,306)
(Increase) decrease in short-term investments	(266,362)	268,848

Net cash (used for) provided by investing activities	(212,362)	146,542

Cash flows from financing activities:
Cash paid in lieu of stock dividend	(5,850)	(2,592)
Purchase of treasury stock	-	(286,318)
Stock options exercised	339,603	32,270

Net cash provided by (used for) financing activities	333,753	(256,640)

Net increase (decrease) in cash and cash equivalents	66,366	(10,740)
Cash and cash equivalents, beginning of year	5,632	16,372

Cash and cash equivalents, end of year	$71,998	$5,632

NOTE 20 — CONTINGENCIES

From time to time, the Bank may be party to various litigation, both as plaintiff and defendant, arising from its normal operations. At December 31, 2004, the Bank is not involved with any litigation matters that could have a material impact on the consolidated financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B. Other Information

         None.

Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any representations made to us, we believe that all such reports for these persons were filed in a timely fashion during 2004 for transactions occurring in 2004.

        Set forth below is certain information about each of our directors and executive officers. Each director is also a director of the bank and has been a director of the company since its formation in 1997, except for Mr. Lyles who was appointed as a director of our company and our bank in 2001. James D. McNair, who was one of the bank’s organizers, passed away on October 19, 2004. He served as a director of the bank and the company until his death.

        Raymond D. Brown, 60, is a Class II director of our company. He resides in North Augusta, South Carolina and is a graduate of Auburn University where he received a Bachelors Degree in Building Construction. He is currently the president and chief executive officer of R.D. Brown Contractors, Inc., a general construction company specializing in commercial and industrial construction. He has served on the Chamber of Commerce Board and the NationsBank Advisory Board in North Augusta, South Carolina.

        Jean H. Covington, 47, is the controller and chief financial officer of our company and our bank. She resides in Aiken, South Carolina and graduated from Clemson University in 1979 with a bachelor of science degree in Financial Management. She received her Certified Public Accountant’s license in 1982. Ms. Covington has held senior financial positions with various companies and was an auditor with a major public accounting firm in the early part of her career. She has been responsible during her career for all financial and administrative management, accounting, budget, and treasury functions of the companies for which she has been the financial officer. In 1999, Ms. Covington attended the ABA Graduate School of Bank Investments and Financial Management at the University of South Carolina, Columbia. She is a member of the Central Chapter of CPA’s, the South Carolina Association of CPAs, and the American Institute of Certified Public Accountants.

        Margaret Holley-Taylor, 70, is a Class I director of our company. She is a resident of Aiken, South Carolina and the owner of Aiken Office Supply.

Ms. Holley-Taylor received the “Small Business Person of the Year” award in 1986 and was a recipient of the Finalist Award as the “Aiken County Small Business Person of the Year” in 1991. She previously served on the NationsBank Advisory Board and the Partnership Board of the University of South Carolina, Aiken, and was on the board of directors for the Aiken Chamber of Commerce and the Aiken United Way, where she also served as treasurer for three years. She is a member of the Woodside Plantation Country Club, the Houndslake Country Club, the National Business Products Industry Association, and the Millbrook Baptist Church.

        Anthony E. Jones, 42, is a Class II director of our company. Mr. Jones is a resident of Augusta, Georgia. Mr. Jones majored in Finance at the University of Georgia, where he received a bachelor’s degree in Business Administration. From 1985 to 1996 he was the general manager and treasurer of Gerald Jones VW Inc. and, since 1996, has been the president and chief executive officer of that company. He is also a member of the Augusta Country Club and Warren Baptist Church in Augusta.

    L.Stephen Lineberry, 59, is the senior vice president of operations for our bank. He resides in North Augusta, South Carolina and attended Augusta College. He is also a graduate of the American Institute of Banking. Mr. Lineberry worked for Bankers First Data Services, Inc. from 1983 until 1996, serving as president and chief operating officer from 1990 until 1996. He is a retired member of the Georgia Army National Guard and a member of the advisory board of the Georgia-Carolina Council of the Boy Scouts of America.

        Thomas H. Lyles, 55, is a Class III director of our company and is the president and chief operating officer of our company and our bank. He resides in Aiken, South Carolina and is a graduate of Wofford College, Spartanburg, where he received his Bachelors Degree in Economics. Mr. Lyles received his Masters Degree in Business Administration from the University of South Carolina, Columbia. He is also a graduate of the BAI School of Bank Operations at the University of Wisconsin, Madison. From 1973 to 1989 Mr. Lyles held positions in audit, personnel, branch administration, and operations with Bankers Trust of South Carolina. In 1989 he joined Carolina Southern Bank, Spartanburg, as executive vice president, corporate secretary, and cashier. At the time of the sale of Carolina Southern, Mr. Lyles functioned as the chief operating officer, chief financial officer, and corporate secretary, and was also a member of the board of directors. He remained with Carolina Southern until 2001.

        Clark D. Moore, M.D., 60, is a Class I director of our company and is a resident of Aiken, South Carolina. Dr. Moore graduated from the University of Illinois under a Western Golf Association Evans Scholarship, a National Merit Scholarship and an Illinois State Scholarship. He received a Masters Degree from Loyola University, graduated with Honors in Medicine from the St. Louis University School of Medicine, and trained in general surgery and orthopedic surgery at the Medical College of Virginia. In 1993 he was awarded the Order of the Palmetto, the highest civilian award presented by the State of South Carolina. He is a member of the American Association of Orthopedic Surgery, the American Medical Association, the South Carolina Orthopedic Society, and the Eastern Orthopedic Association. He is a former member of the board of trustees of the Aiken Regional Medical Centers Hospital and previously served on the board of directors of the Hitchcock Rehabilitation Center. Dr. Moore is the founder and senior partner of Carolina Musculoskeletal Institute, P.A., founder and developer of the Aiken Medical Center, and founder of Preferred Care, a physician hospital organization. He is a former member of the advisory board for NationsBank in Aiken, South Carolina.

        Russell D. Phelon, 63, is a resident of Aiken, South Carolina and is a Class III director of our company. He graduated from Rensselaer Polytechnic Institute in 1963 with a Bachelors Degree in Mechanical Engineering and attended Babson Institute in Wellesley, Massachusetts from 1963 until 1964. He is the president and chief executive officer of R.E. Phelon Company, Inc., which is headquartered in Aiken, South Carolina, of Carlin Combustion Technology, Inc. in Massachusetts, of Power Parts, Inc. in Puerto Rico, and of Phelon Motorsports, Inc. of Aiken. Mr. Phelon has served on the board of directors of Springfield Wire Company in Springfield, Massachusetts and the board of trustees of Western New England College.

        Milon C. Smith, 54, is executive vice president and senior credit officer of our bank. He graduated in 1972 from the University of South Carolina with a degree in Banking and Finance. He also completed programs from the National Commercial Lending School at Oklahoma University, RMA Portfolio Management at Ohio State University, and Advanced Commercial Lending at the Darden School of Business. Mr. Smith began his banking career with Bankers Trust of South Carolina in Columbia in 1973. He worked in various positions for Bankers Trust and its successors, including as branch manager, as senior lender, and in loan administration and credit policy in various regions of South Carolina. He retired in 2002 from Bank of America after 29 years.

Mr. Smith is a member of St. Thaddeus Episcopal Church and has been chairman of Communities in Schools of Charleston and served on the State Board of Directors of CIS.

        Donald W. Thompson, 59, is a Class I director of our company and a resident of North Augusta, South Carolina. He has been president of Windsor Jewelers, Inc. since 1989 and has been active in the jewelry industry for more than 35 years. Mr. Thompson is a member of the Augusta Kiwanis.

        John B. Tomarchio, M.D., M.P.H., 52, is a Class I director of our company and a resident of Aiken, South Carolina. He graduated summa cum laude from Central Florida University with a Bachelors Degree in Microbiology and is a graduate of Louisiana State University Medical School. He also received specialty training at Tulane University Medical Center and the Medical College of Georgia and is board certified in Emergency Medicine as well as Occupational Medicine. He is the founder and former president and chief executive officer of South Carolina Physicians Care, a physicians multi-specialty group. Dr. Tomarchio served as president of the Aiken County Medical Society and was appointed to the board of directors of the Aiken-Barnwell Mental Health Association by both South Carolina Governor Campbell and Governor Beasley. He was a member of the Aiken Judicial-Public Safety Commission, the City of Aiken Planning Commission, the Aiken County Indigent Care Commission, and the vice chairman of the Aiken Emergency Services Subcommittee. Dr. Tomarchio currently serves as senior physician with the Westinghouse Savannah River Company. He is also an active member of a number of professional associations including the Aiken County Medical Society, the South Carolina Medical Association, the American Medical Association, the American College of Emergency Physicians, and the American College of Occupational and Environmental Medicine.

        Tommy B. Wessinger, 67, is a Class III director of our company and is also the chairman and chief executive officer of our company and our bank. He is a resident of Aiken, South Carolina and attended Clemson University. He is also a graduate of the University of North Carolina School of Banking, the Graduate School of Banking of the South, L.S.U., and the Executive Management School at Columbia University. Mr. Wessinger began his banking career in 1968 with Bankers Trust of South Carolina, working in various positions and in various cities throughout South Carolina. In 1982, Mr. Wessinger became a regional executive for Bankers Trust where he was responsible for all branches throughout a ten county region, including Aiken County. Mr. Wessinger continued to serve in this role after NCNB acquired Bankers Trust from 1986 until 1992. Following the merger of C&S Bank and NCNB, which resulted in the formation of NationsBank, Mr. Wessinger was employed by NationsBank as a senior banking executive and senior commercial area executive for the Aiken County area from 1992 until his retirement in 1995. Mr. Wessinger is a recipient of The Order of the Palmetto and was named Man of the Year in 1994 by the Greater Aiken Chamber of Commerce. He is a member of the board of directors of the Independent Banks of South Carolina, the Certified Development Corporation, and R.E. Phelon Company. He is also a member of the Aiken Rotary Club.

Audit Committee

        The company’s board of directors has appointed a number of committees, including an audit committee and a personnel and compensation committee. The audit committee is composed of Mr. Phelon, as chairman, Dr. Moore, Dr. Tomarchio, and Ms. Holley-Taylor. Each of these members is considered “independent” under Rule 4350 of the National Association of Securities Dealers’ listing standards. The audit committee met four times in 2004.

        None of the current members of the audit committee nor any other member of our board qualifies as an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. We do not intend to appoint any new directors prior to the scheduled closing date for our merger with First Citizens. If we do not complete our merger with First Citizens, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert. While Mr. Phelon, Dr. Moore, Dr. Tomarchio, and Ms. Holley-Taylor do not qualify as “financial experts” as defined in the SEC rules, each of our members has made valuable contributions to the company and its shareholders. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

Code of Ethics

        We have adopted a Code of Ethics that applies to senior financial officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002, that includes our principal executive officer and principal financial officer and other executive officers of our company. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact Jean Covington at our main office to obtain a copy.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

        The following table shows the cash compensation we paid for the years ended December 31, 2002 through 2004 to our chief executive officer and each of our other executive officers who earned total annual compensation, including salary and bonus, in excess of $100,000 for 2004.

Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Awards[2]
					Number of
				Other	Securities
				Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation[1]	Options	Compensation[3]
Tommy B. Wessinger	2004	$91,667	$295,000	*	-	$3,667
Chairman and Chief	2003	$75,000	$23,000	*	-	$2,250
Executive Officer of the	2002	$75,000	-	*	-	$2,250
Company and the Bank
Thomas H. Lyles	2004	$135,000	$54,000	*	-	$5,400
President and Chief	2003	$130,000	$23,000	*	-	$3,900
Operating Officer of the	2002	$126,250	$7,000	*	-	$3,787
Company and the Bank
Milon C. Smith	2004	$96,667	$22,000	*	-	$3,867
Executive Vice President	2003	$92,500	$7,000	*	15,750[2]	$2,775
of the Bank	2002	$67,500	-	*	-	$2,025

(1)	Our executive officers of the Company also received indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received in the fiscal years shown did not exceed the lesser of either $50,000 or 10% of their annual salary and bonus.

(2)	Four 5% stock dividends have been issued on March 1, 2001, January 2, 2002, January 29, 2003, and January 29, 2004. All share amounts have been adjusted for the effect of the stock dividends issued.

(3)	This amount consists of the 401(k) matching contributions.

Aggregated Option Exercise and Year-end Option Values

	Number of Unexercised Securities		Value of Unexercised In-the-Money Options
	Underlying Options at Fiscal year End (#)		at Fiscal Year End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Tommy B. Wessinger	46,723	-	$1,012,487	$-
Thomas H. Lyles	23,152	-	$501,704	$-
Milon C. Smith	15,750	-	$277,357	$-

(1)	The last trade of which we are aware prior to March 15, 2005 was $29.90. Mr. Wessinger’s and Mr. Lyles’ options are exercisable at $8.23 per share making the value for purposes of this table $21.67 per share. Mr. Smith’s options are exercisable at $12.29 per share making the value for purposes of this table $17.61 per share. Four 5% stock dividends have been issued on March 1, 2001, January 2, 2002, January 29, 2003, and January 29, 2004. All share amounts and stock prices have been adjusted for the effect of the stock dividends issued.

Employment Agreements

        In connection with the merger agreement with First Citizens, People’s Community Bank, First Citizens Bank and Trust Company, Inc. and Mr. Wessinger entered into a consulting agreement in which Mr. Wessinger agreed to provide First Citizens with consulting, assistance, and business development efforts for a period of two years following the effective time of the merger. Mr. Wessinger also agreed not to compete with First Citizens in certain areas for a period of five years following the effective time. Pursuant to the agreement, Mr. Wessinger will receive a lump sump payment of $145,000 within 10 business days following the effective time, and will receive 24 monthly payments of $20,833.

        In connection with the merger agreement with First Citizens, People’s Community Bank and Mr. Lyles entered into an employment agreement in which People’s Community Bank agreed to employ Mr. Lyles for a period beginning on October 18, 2004 and terminating on the date that is one year following the effective date of the merger at a base annual salary of $135,000 per year. In addition, Mr. Lyles agreed not to compete with People’s Community Bank in certain areas for a period of one year following the effective time. People’s Community Bank also agreed to pay Mr. Lyles a cash bonus equal to his annual salary, plus interest, if Mr. Lyles is employed by First Citizens Bank as of the first anniversary of the effective date of the merger.

        In connection with the merger agreement with First Citizens, People’s Community Bank and Mr. Smith entered into an employment agreement in which People’s Community Bank (First Citizens following the merger) agreed to employ Mr. Smith for a period beginning on October 18, 2004 and terminating on the date that is one year following the effective date of the merger at a base annual salary of $98,000 per year. First Citizens also agreed to pay Mr. Smith a cash bonus equal to his base salary for a period of six months, plus interest, if Mr. Smith is employed by First Citizens as of the earlier of the first anniversary of the effective date of the merger or 30 days following conversion of the data processing systems. During the term of employment, Mr. Smith is also eligible to participate in all employee benefit programs.

Director Compensation

        Our bank paid a fee of $500 to the directors who are not executive officers for each Board meeting attended in 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(a)	warrants and rights (b)	reflected in column(a))
Equity compensation	210,603	$8.58	42,491
plans approved by
security holders
Equity compensation	0	0	0
plans not approved
by security holders
Total	210,603	$8.58	42,491

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 15, 2004. Unless otherwise indicated, the address of each beneficial owner is c/o People’s Community Capital Corporation, 125 Park Avenue, S.W., Aiken, South Carolina 29801.

	Number of Shares		% of Beneficial
Name	Owned (1)	Right to Acquire (2)	Ownership(3)
Raymond D. Brown	24,710	6,076	2.60%
Margaret Holley-Taylor	21,267	6,076	2.31%
Anthony E. Jones	50,552	-	4.29%
Thomas H. Lyles	2,315	23,152	2.12%
Clark D. Moore, M.D	43,313	6,076	4.17%
Russell D. Phelon	80,707	6,076	7.32%
Donald W. Thompson	21,634	6,076	2.34%
John B. Tomarchio, M.D	23,397	6,076	2.49%
Tommy B. Wessinger	37,049	46,723	6.83%
Millenco, L.P.	66,858	-	5.67%
c/o Millenium Management, LLC
666 Fifth Avenue,
New York, New York 10103(4)
Executive officers and directors as a	308,096	113,516	32.61%
group (10 persons)

(1)	Unless otherwise indicated in these footnotes, includes shares for which the named person:
o has sole voting and investment power,
o has shared voting and investment power with a spouse, or
o holds in an IRA or other retirement plan program.

                        Does not include shares that may be acquired by exercising stock options.

(2)	Includes shares that may be acquired within the next 60 days by exercising stock options which vest by that date but does not include any other stock options.

(3)	Determined by assuming the named person exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options.

(4)	This information is based solely on disclosures made in a Schedule 13G filed with the SEC on February 14, 2005. As of February 14, 2005, Millenco, L.P., a Delaware limited partnership, owned 66,858 shares of our common stock. Millennium Management, L.L.C., a Delaware limited liability company, is the general partner of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The Schedule 13G states that the foregoing should not be construed in and of itself as an admission by Millennium Management or Mr. Englander as to beneficial ownership of the shares owned by Millenco. Millennium Partners, L.P., a Cayman Islands limited partnership, is a limited partner of Millenco. As a limited partner, Millennium Partners, L.P. claims no investment or voting control over Millenco or its securities positions.

Item 12. Certain Relationships and Related Transactions

        We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

Item 13. Exhibits

2.1	Agreement and Plan of Reorganization and Merger by and among People’s Community Capital Corporation, People’s Community Bank of South Carolina and First Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on October 19, 2004).

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-25179).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-25179).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-25179).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-25179).

10.1	People’s Community Capital Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

10.2	Consulting Agreement between People’s Community Bank of South Carolina, First Citizens Bank Corporation, and Trust Company, Inc., and Tommy B. Wessinger dated October 18, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 19, 2004).

10.3	Employment Agreement between People’s Community Bank of South Carolina and Thomas H. Lyles dated October 18, 2004 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 19, 2004).

10.4	Employment Agreement between People's Community Bank of South Carolina and Milon C. Smith dated October 25, 2004.

21.1	Subsidiaries of the Company.

23	Consent of Certified Public Accountants

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

Item 14. Principal Accountant Fees and Services.

        The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2004 and 2003:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
Audit Fees	$18,250	$16,200
Tax Fees	1,750	1,350
All Other Fees	1,500	4,025

Total	$21,500	$21,575

Audit Fees. This category includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of federal and state income tax returns for the company and its subsidiaries.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the fiscal years 2004 and 2003. In 2004, this included $1,200 of merger-related fees. In 2003, this included $1,400 for a FHLB collateral audit. The FHLB requested that we contract with our independent auditors for this service. The audit committee concluded that the provision of the non-audit services provided by Elliott Davis, LLC was compatible with maintaining the principal accountant’s independence.

Oversight of Accountants; Approval of Accounting Fees. Under the provisions of its charter, the audit committee is responsible for the retention, compensation, and oversight of the work of the independent auditors. The charter provides that the audit committee must pre-approve the fees paid for the audit. The audit committee has delegated approval of non-audit services and fees to the chairman of the audit committee for presentation to the full audit committee at the next scheduled meeting. The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor. All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2005	By: /s/ Tommy B. Wessinger
Tommy B. Wessinger
Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tommy B. Wessinger, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond D. Brown	Director	March 15, 2005
Raymond D. Brown

Director
Anthony E. Jones

/s/ Thomas H. Lyles	President, Chief Operating Officer and Director	March 15, 2005
Thomas H. Lyles

Director
Clark D. Moore, MD

/s/ Russell D. Phelon	Director	March 15, 2005
Russell D. Phelon

/s/ Margaret Holley-Taylor	Director	March 15, 2005
Margaret Holley-Taylor

/s/ Donald W. Thompson	Director	March 15, 2005
Donald W. Thompson

/s/ John B. Tomarchio, M.D.	Director	March 15, 2005
John B. Tomarchio, M.D.

/s/ Tommy B. Wessinger	Director; Chairman; Chief Executive Officer (principal executive officer)	March 15, 2005
Tommy B. Wessinger

/s/ Jean H. Covington	Chief Financial Officer (principal financial officer)	March 15, 2005
Jean H. Covington

INDEX TO EXHIBITS

Exhibit
Number    Description

2.1	Agreement and Plan of Reorganization and Merger by and among People’s Community Capital Corporation, People’s Community Bank of South Carolina and First Citizens Bank and Trust Company, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on October 19, 2004).

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-25179).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-25179).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-25179).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-25179).

10.1	People’s Community Capital Corporation 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Quarterly Report on Form 10-KSB for the period ended December 31, 1998, File No. 333-25179).

10.2	Consulting Agreement between People’s Community Bank of South Carolina, First Citizens Bank Corporation, and Trust Company, Inc., and Tommy B. Wessinger dated October 18, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 19, 2004).

10.3	Employment Agreement between People’s Community Bank of South Carolina and Thomas H. Lyles dated October 18, 2004 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 19, 2004).

10.4	Employment Agreement between People's Community Bank of South Carolina and Milon C. Smith dated October 25, 2004.

21.1	Subsidiaries of the Company.

23	Consent of Certified Public Accountants

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.